Form 10-Q
period 2024-06-30
M3-Brigade Acquisition V Corp.
filed 2024-09-11
CIK 2016072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42171

M3-BRIGADE ACQUISITION V CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Broadway, 19th Floor

New York, New York 10019

(Address of principal executive offices)

(212) 202-2200

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	MBAVU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	MBAV	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	MBAVW	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of September 10, 2024, there were 28,750,000 Class A ordinary shares, $0.0001 par value and 7,187,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

M3-BRIGADE ACQUISITION V CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheet as of June 30, 2024 (Unaudited)	1
Condensed Statements of Operations For the Three Months Ended June 30, 2024 and For the Period from March 12, 2024 (Inception) Through June 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit For the Three Months Ended June 30, 2024 and For the Period from March 12, 2024 (Inception) Through June 30, 2024 (Unaudited)	3
Condensed Statement of Cash Flows For the Period from March 12, 2024 (Inception) Through June 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	14
Item 4. Controls and Procedures	15
Part II. Other Information
Item 1. Legal Proceedings	16
Item 1A. Risk Factors	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Mine Safety Disclosures	16
Item 5. Other Information	16
Item 6. Exhibits	17
Part III. Signatures	18

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

M3-BRIGADE ACQUISITION V CORP.

CONDENSED BALANCE SHEET

JUNE 30, 2024

(Unaudited)

Assets
Deferred offering costs	$733,710
Total Assets	$733,710

Liabilities and Shareholders’ Deficit
Accrued offering costs	$590,306
Advance from related parties	167,878
Total Liabilities	$758,184

Commitments and Contingencies (Note 6)

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding(1)	719
Additional paid-in capital	24,281
Accumulated deficit	(49,474)
Total Shareholders’ Deficit	(24,474)
Total Liabilities and Shareholders’ Deficit	$733,710

(1)	Includes an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised (see Note 5). On August 2, 2024, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 937,500 Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION V CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,	For the Period from March 12, 2024 (Inception) Through June 30,
	2024	2024
General and administrative costs	$33,600	$49,474

Net loss	$(33,600)	$(49,474)

Weighted average shares outstanding, Class B non-redeemable ordinary shares (1)	6,250,000	6,250,000

Basic and diluted net loss per share, Class B non-redeemable ordinary shares	$(0.01)	$(0.01)

(1)	Excludes an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised (see Note 5). On August 2, 2024, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 937,500 Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION V CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND

FOR THE PERIOD FROM MARCH 12, 2024 (INCEPTION) THROUGH JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — March 12, 2024	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)	—	—	7,187,500	719	24,281	—	25,000

Net loss	—	—	—	—	—	(15,874)	(15,874)

Balance – March 31, 2024	—	$—	7,187,500	$719	$24,281	$(15,874)	$9,126

Net loss	—	—	—	—	—	(33,600)	(33,600)

Balance – June 30, 2024	—	$—	7,187,500	$719	$24,281	$(49,474)	$(24,474)

(1)	Includes an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised (see Note 5). On August 2, 2024, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 937,500 Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION V CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 12, 2024 (INCEPTION) THROUGH JUNE 30, 2024

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(49,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	5,454
General and administrative costs paid through advance from related party	44,020
Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$590,306
Deferred offering costs paid through advance from related party	$123,858
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$19,546

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

M3-Brigade Acquisition V Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on March 12, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of June 30, 2024, the Company had not commenced any operations. All activity for the period from March 12, 2024 (inception) through June 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on July 31, 2024. On August 2, 2024, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000, which is described in Note 3.

The Company’s Sponsor is M3-Brigade Sponsor V LLC, a Delaware limited liability company (the “Sponsor”), formerly known as M3-Brigade Sponsor V LP, a Delaware limited partnership. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,337,500 warrants (the “Private Placement Warrants”) to the Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters of the Initial Public Offering, at a price of $1.00 per warrant, or $8,337,500, which is described in Note 4. Of those 8,337,500 Private Placement Warrants, the Sponsor purchased 5,043,750 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 3,293,750 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

Transaction costs amounted to $19,406,996, consisting of $5,000,000 of cash underwriting fee, $13,400,000 of deferred underwriting fee (see additional discussion in Note 6), and $1,006,996 of other offering costs.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the interest earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering, on August 2, 2024, an amount of $288,937,500 ($10.05 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in the trust account (the “Trust Account”), which may only be held as cash or invested in (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations or (ii) an interest bearing bank demand deposit account or other accounts at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations. The amount initially placed in the Trust Account upon the closing of the Initial Public Offering was $10.05 per public share.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, on August 2, 2024 in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will cease all operations except for the purpose of winding up and, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its Initial Business Combination or to redeem 100% of the Company’s public shares if it has not consummated an Initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company (except for the Company’s independent auditors), or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement (except for the Company’s independent auditors), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 6, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 8, 2024. The interim results for the three months ended June 30, 2024 and for the period from March 12, 2024 (inception) through June 30, 2024, are not necessarily indicative of the results to be expected for the period ending December 31, 2024 or for any future periods.

Liquidity and Capital Resources

As of June 30, 2024, the Company had no cash and a working capital deficit of $758,184. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Going Concern,” and through the consummation of the Initial Public Offering, as of August 2, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these condensed financial statements. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $0 in cash and no cash equivalents as of June 30, 2024.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Public Warrants and Private Placement Warrants were charged to shareholders’ equity as Public Warrants and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Warrant Instruments

The Company will account for the 14,375,000 Public Warrants and 8,337,500 Private Placement Warrants issued in connection with the Initial Public Offering and the private placement, which closed on August 2, 2024, in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the warrants described above were not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815. There were no warrants outstanding as of June 30, 2024.

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 937,500 ordinary shares that would have been subject to forfeiture by the holders thereof had the over-allotment option not been exercised by the underwriters (see Note 5). At June 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 as of March 12, 2024 (inception). There was no effect to the Company’s presented condensed financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on August 2, 2024 the Company sold 28,750,000 Units, which includes the full exercise by the underwriters of their overallotment option in the amount of 3,750,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share (the “public shares”), and one-half of one redeemable warrant (the “Public Warrants” and, together with the Private Placement Warrants, the “warrants”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants

As of June 30, 2024, there were no warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary shares issuable upon such warrant exercise have been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary shares underlying such unit.

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period commencing at least 150 days after completion of our initial Business Combination and ending on the third trading day prior to the date on which the Company sends to the notice of redemption to the warrant holders.

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a sub-division of ordinary shares or other similar event, then, on the effective date of such share capitalization, sub-division or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters, purchased an aggregate of 8,337,500 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $8,337,500 in the aggregate. Of those 8,337,500 Private Placement Warrants, the Sponsor purchased 5,043,750 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 3,293,750 Private Placement Warrants. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Cantor Fitzgerald & Co. or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor Fitzgerald & Co. and/or its designees, will not be exercisable more than five years from the date of the Initial Public Offering in accordance with FINRA Rule 5110(g)(8).

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 15, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 7,187,500 founders shares to the Sponsor. Up to 937,500 of the founder shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. On August 1, 2024, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 937,500 founder shares were no longer subject to forfeiture.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, share consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the Lock-up.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan is non-interest bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. The Company had no borrowings under the promissory note as of June 30, 2024. As of the closing of the Initial Public Offering, borrowings under the promissory note are no longer available.

Advance from Related Party

As of June 30, 2024, the Company owes a related party $167,878 for expenses which they have paid on the Company’s behalf. The amount is due on demand.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2024, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the founder shares, Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,750,000 units to cover over-allotments, if any. On August 1, 2024, the underwriters elected to fully exercise the over-allotment option to purchase the additional 3,750,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to a cash underwriting discount of $5,000,000 (2.0% of the gross proceeds of the Units offered in the Initial Public Offering, excluding any proceeds from Units sold pursuant to the underwriters’ over-allotment option), which was paid upon the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 4.40% of the gross proceeds of the Initial Public Offering held in the Trust Account other than those sold pursuant to the underwriters’ over-allotment option and 6.40% of the gross proceeds sold pursuant to the underwriters’ over-allotment option, or $13,400,000 in the aggregate, payable upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At June 30, 2024, there were no preferred shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2024, there were no Class A ordinary shares issued or outstanding.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(Unaudited)

Class B Ordinary shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2024, there were 7,187,500 Class B ordinary shares issued and outstanding. The founder shares included an aggregate of up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On August 1, 2024, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 937,500 founder shares were no longer subject to forfeiture.

The founder shares will automatically convert into Class A ordinary shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, share consolidations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of the Working Capital Loans; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On August 2, 2024, the Company consummated the Initial Public Offering of 28,750,000 Units, which includes the full exercise by the underwriters of their overallotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,337,500 Private Placement Warrants to the Sponsor and Cantor Fitzgerald & Co., at a price of $1.00 per warrant, or $8,337,500,

Additionally, at the closing of the Initial Public Offering, the Company paid the underwriters their cash payment of 2.0% of the gross proceeds of the Units offered in the Initial Public Offering, excluding any proceeds from units sold pursuant to the underwriters’ over-allotment option, or $5,000,000 in the aggregate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to M3-Brigade Acquisition V Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to M3-Brigade Sponsor V LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on March 12, 2024 formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 12, 2024 (inception) through June 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had a net loss of $33,600, which consists of general and administrative costs.

For the period from March 12, 2024 (inception) through June 30, 2024, we had net loss $49,474, which consisted of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans or advances from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, on August 2, 2024, we consummated the Initial Public Offering of 28,750,000 Units at $10.00 per Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units generating gross proceeds of $287,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 8,337,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters of the initial Public Offering, generating gross proceeds of $8,337,500.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Units, a total of $288,937,500 was placed in the Trust Account. We incurred $19,406,996 of transaction costs, consisting of $5,000,000 of cash underwriting fee, $13,400,000 of deferred underwriting fee, and $1,006,996 of other offering costs.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,750,000 units to cover over-allotments, if any. Simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the over-allotment option to purchase the additional 3,750,000 Units at a price of $10.00 per Unit.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2024, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted ASU 2020-06 as of March 12, 2024 (inception). There was no effect to our condensed financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Principal Executive Officer and Principal Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2024.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 15, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 7,187,500 founders shares to the Sponsor. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On August 2, 2024, we consummated the Initial Public Offering of 28,750,000 Units at $10.00 per Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,75000,000 Units generating gross proceeds of $287,500,000. Cantor Fitzgerald & Co. acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-279951). The SEC declared the registration statement effective on July 31, 2024.

Simultaneously with the closing of the Initial Public Offering on Augst 2, 2024, we consummated the sale of an aggregate of 8,337,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters of the Initial Public Offering, generating gross proceeds of $8,337,500. Of those 8,337,500 Private Placement Warrants, the Sponsor purchased 5,043,750 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 3,293,750 Private Placement Warrants. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Placement Warrants, an aggregate of $288,937,500 ($10.05 per Unit) was placed in the Trust Account.

We paid a total of $19,406,996 in transaction costs, consisting of $5,000,000 of cash underwriting fee, $13,400,000 of deferred underwriting fee, and $1,006,996 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated July 31, 2024, between the Company and Cantor, as representative of the underwriters.(1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated July 31, 2024, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(1)
10.1	Letter Agreement, dated July 31, 2024, among the Company and the Company’s officers and directors and the Sponsor.(1)
10.2	Investment Management Trust Agreement, dated July 31, 2024, between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.3	Registration Rights Agreement, dated July 31, 2024, among the Company and certain security holders.(1)
10.4	Private Placement Warrants Purchase Agreement, dated July 31, 2024, between the Company and the Sponsor.(1)
10.5	Private Placement Warrants Purchase Agreement, dated July 31, 2024, between the Company and Cantor.(1)
10.6	Indemnity Agreement, dated July 31, 2024, between the Company and Mohsin Meghji.(1)
10.7	Indemnity Agreement, dated July 31, 2024, between the Company and Matthew Perkal.(1)
10.8	Indemnity Agreement, dated July 31, 2024, between the Company and Chris Chaice.(1)
10.9	Indemnity Agreement, dated July 31, 2024, between the Company and Eric Greenhaus.(1)
10.10	Indemnity Agreement, dated July 31, 2024, between the Company and Charles Garner.(1)
10.11	Indemnity Agreement, dated July 31, 2024, between the Company and Frederick Arnold.(1)
10.12	Indemnity Agreement, dated July 31, 2024, between the Company and Benjamin Fader-Rattner.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 6, 2024 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M3-BRIGADE ACQUISITION V CORP.

Date: September 10, 2024	By:	/s/ Mohsin Meghji
	Name:	Mohsin Meghji
	Title:	Executive Chairman of the Board of Directors
(Principal Executive Officer)

Date: September 10, 2024	By:	/s/ Eric Greenhaus
	Name:	Eric Greenhaus
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)