Form 10-Q
period 2024-09-30
M3-Brigade Acquisition V Corp.
filed 2024-11-13
CIK 2016072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 12, 2024, there were 28,750,000 Class A ordinary shares, $0.0001 par value and 7,187,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

M3-BRIGADE ACQUISITION V CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheet as of September 30, 2024 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2024 and for the Period from March 12, 2024 (Inception) Through September 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three Months Ended September 30, 2024 and for the Period from March 12, 2024 (Inception) Through September 30, 2024 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from March 12, 2024 (Inception) Through September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

M3-BRIGADE ACQUISITION V CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2024

(Unaudited)

Assets:
Current assets
Cash	$934,287
Prepaid expenses, current	238,972
Other	41,250
Total current assets	1,214,509
Long-term prepaid expense	168,370
Investments held in Trust Account	291,242,744
Total Assets	$292,625,623

Liabilities and Shareholders’ Deficit:
Current liabilities
Accrued offering costs	$309,691
Accrued expenses	219,241
Advance from related party	280,545
Total current liabilities	809,477
Deferred underwriting fee	13,400,000
Total Liabilities	14,209,477

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of $10.13 per share	291,242,744

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding	719
Additional paid-in capital	—
Accumulated deficit	(12,827,317)
Total Shareholders’ Deficit	(12,826,598)
Total Liabilities and Shareholders’ Deficit	$292,625,623

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION V CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,	For the Period from March 12, 2024 (Inception) Through September 30,
	2024	2024
General and administrative costs	$295,128	$344,602
Loss from operations	(295,128)	(344,602)

Other income:
Interest earned on investments held in Trust Account	2,305,244	2,305,244
Total other income, net	2,305,244	2,305,244
Net income	$2,010,116	$1,960,642

Weighted average shares outstanding of Class A ordinary shares	18,750,000	8,497,537
Basic net income per ordinary share, Class A ordinary shares	$0.08	$0.13

Weighted average shares outstanding of Class A ordinary shares	18,750,000	8,497,537
Diluted net income per ordinary share, Class A ordinary shares	$0.08	$0.13

Weighted average shares outstanding of Class B ordinary shares	6,861,413	6,527,094
Basic net income per ordinary share, Class B ordinary shares	$0.08	$0.13

Weighted average shares outstanding of Class B ordinary shares	7,187,500	7,187,500
Diluted net income per ordinary share, Class B ordinary shares	$0.08	$0.13

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION V CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND

FOR THE PERIOD FROM MARCH 12, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – March 12, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)	—	—	7,187,500	719	24,281	—	25,000

Net loss	—	—	—	—	—	(15,874)	(15,874)

Balance – March 31, 2024	—	—	7,187,500	719	24,281	(15,874)	9,126

Net loss	—	—	—	—	—	(33,600)	(33,600)

Balance – June 30, 2024	—	—	7,187,500	719	24,281	(49,474)	(24,474)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(11,524,046)	(14,787,959)	(26,312,005)

Sale of 8,337,500 Private Placement Warrants	—	—	—	—	8,337,500	—	8,337,500

Fair Value of Public Warrants at issuance	—	—	—	—	3,421,250	—	3,421,250

Allocated value of transaction costs to Class A shares	—	—	—	—	(258,985)	—	(258,985)

Net income	—	—	—	—	—	2,010,116	2,010,116

Balance – September 30, 2024	—	$—	7,187,500	$719	$—	$(12,827,317)	$(12,826,598)

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION V CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 12, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,960,642
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	5,454
Payment of operation costs through promissory note	44,020
Interest earned on investments held in Trust Account	(2,305,244)
Changes in operating assets and liabilities:
Other	(41,250)
Prepaid expenses, current	(163,972)
Long-term prepaid expense	(168,370)
Accrued expenses	219,241
Net cash used in operating activities	(449,479)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(288,937,500)
Net cash used in investing activities	(288,937,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	282,500,000
Proceeds from sale of Private Placements Warrants	8,337,500
Payment of offering costs	(516,234)
Net cash provided by financing activities	290,321,266

Net Change in Cash	934,287
Cash – Beginning of period	—
Cash – End of period	$934,287

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$309,691
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$19,546
Deferred offering cost paid through advance from related party	$161,525
Prepaid expenses paid by related party	$75,000
Deferred underwriting fee payable	$13,400,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from March 12, 2024 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s Sponsor is M3-Brigade Sponsor V LLC, a Delaware limited liability company (the “Sponsor”), formerly known as M3-Brigade Sponsor V LP, a Delaware limited partnership. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,337,500 warrants (the “Private Placement Warrants”) to the Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters of the Initial Public Offering, at a price of $1.00 per warrant, or $8,337,500, which is described in Note 4. Of those 8,337,500 Private Placement Warrants, the Sponsor purchased 5,043,750 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 3,293,750 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Certain institutional investors who are not affiliated with any member of management, the Sponsor or any other investor in the Sponsor provided approximately 50.1% of the capital utilized by the Sponsor to purchase the Private Placement Warrants and, as a result, indirectly hold approximately 50.1% of such warrants. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

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

Following the closing of the Initial Public Offering, on August 2, 2024, an amount of $288,937,500 ($10.05 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in the trust account (the “Trust Account”), which may only be held as cash or invested in (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations or (ii) an interest bearing bank demand deposit account or other accounts at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, on August 2, 2024 in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

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

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its Initial Business Combination or to redeem 100% of the Company’s public shares if it has not consummated an Initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

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

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Liquidity and Capital Resources

As of September 30, 2024, the Company had $934,287 in cash and working capital of $405,032. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40 “Going Concern,” and through the consummation of the Initial Public Offering, as of August 2, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these condensed financial statements. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 6, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 8, 2024. The interim results for the three months ended September 30, 2024 and for the period from March 12, 2024 (inception) through September 30, 2024, are not necessarily indicative of the results to be expected for the period ending December 31, 2024 or for any future periods.

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

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $934,287 in cash and no cash equivalents as of September 30, 2024.

Investments Held in Trust Account

At September 30, 2024, the assets held in the Trust Account, amounting to $291,242,744, were held in mutual funds composed of U.S. treasury securities.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consisted principally of professional and registration fees that were related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. The offering costs allocated to the Class A ordinary shares were charged to temporary equity and the offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ equity as Public and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to its short-term nature.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

The Company accounts for income taxes under ASC 740. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments, including share option grants, warrants and restricted share grants, at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments, excluding restricted shares, are valued using a Monte Carlo simulation. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value.

Warrant Instruments

The Company accounts for the Public and Private Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instrument under equity treatment at its assigned value.

Class A Shares Subject to Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at September 30, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. At September 30, 2024, the Class A ordinary shares subject to redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(3,421,250)
Class A ordinary shares issuance costs	(19,148,011)
Plus:
Remeasurement of carrying value to redemption value	26,312,005
Class A ordinary shares subject to possible redemption, September 30, 2024	$291,242,744

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares, and the Company’s income and losses are shared pro rata between the two classes of shares as of September 30, 2024. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 17,920,833 Class A ordinary shares because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each period presented:

	For the Three Months Ended September 30, 2024		For the Period from March 12, 2024 (Inception) Through September 30, 2024
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,471,597	$538,519	$1,108,888	$851,754
Denominator:
Basic weighted average ordinary shares outstanding	18,750,000	6,861,413	8,497,537	6,527,094
Basic net income per ordinary share	$0.08	$0.08	$0.13	$0.13

	For the Three Months Ended September 30, 2024		For the Period from March 12, 2024 (Inception) Through September 30, 2024
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,453,096	$557,020	$1,062,199	$898,443
Denominator:
Diluted weighted average ordinary shares outstanding	18,750,000	7,187,500	8,497,537	7,187,500
Diluted net income per ordinary share	$0.08	$0.08	$0.13	$0.13

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 as of March 12, 2024 (inception). There was no effect to the Company’s presented condensed financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

Warrants

As of September 30, 2024, there were 22,712,500 warrants outstanding, including 14,375,000 warrants sold as part of the Units in the Initial Public Offering (the “Public Warrants”) and 8,337,500 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary shares issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary shares underlying such unit.

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

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period commencing at least 150 days after completion of the initial Business Combination and ending on the third trading day prior to the date on which the Company sends to the notice of redemption to the warrant holders.

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

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

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, Cantor Fitzgerald & Co. or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor Fitzgerald & Co. and/or its designees, will not be exercisable more than five years from the date of the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 15, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 7,187,500 founders shares to the Sponsor. As the underwriters’ over-allotment was exercised in full as part of the Initial Public Offering, none of the founder shares are subject to forfeiture.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, share consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the Lock-up.

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due on demand. The Company had no borrowings under the promissory note as of September 30, 2024 and the loan is no longer available to be drawn upon.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2024, no such Working Capital Loans were outstanding.

Advance from Related Party

M3 Partners has advanced the Company $280,545 to be used for expenses related to the Initial Public Offering. The Company had $280,545 in advances from related party as of September 30, 2024.

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

Underwriters’ Agreement

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

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. At September 30, 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2024, there were no Class A ordinary shares issued or outstanding, excluding 28,750,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2024, there were 7,187,500 Class B ordinary shares issued and outstanding. The founder shares included an aggregate of up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On August 1, 2024, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 937,500 founder shares were no longer subject to forfeiture.

The founder shares will automatically convert into Class A ordinary shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, share consolidations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of the Working Capital Loans; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$291,242,744	$—	$—

The following table presents information about the Company’s assets that are measured at fair value on August 2, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	August 2, 2024
Equity:
Fair value of Public Warrants for Class A ordinary shares subject to redemption allocation	3	$3,421,250

The fair value of Public Warrants was determined using a binomial-lattice model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

August 2, 2024
Underlying stock price	$9.92
Exercise price	11.50
Term (years)	4.70
Risk-free rate	3.61%
Volatility	1.0%
Probability of completion a Business Combination	60.0%

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 12, 2024 (inception) through September 30, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net income of $2,010,116, which consists of $2,305,244 from interest earned on marketable securities held in Trust Account, offset by $295,128 of general and administrative costs.

For the period from March 12, 2024 (inception) through September 30, 2024, we had net income of $1,960,642, which consists of $2,305,244 from interest earned on cash held in Trust Account, offset by $344,602 of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans or advances from the Sponsor or another related party.

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

As of September 30, 2024, we had marketable securities held in the Trust Account of $291,242,744. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had cash of $934,287. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified no critical accounting policies.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2024.

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

Simultaneously with the closing of the Initial Public Offering on Augst 2, 2020, we consummated the sale of an aggregate of 8,337,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters of the Initial Public Offering, generating gross proceeds of $8,337,500. Of those 8,337,500 Private Placement Warrants, the Sponsor purchased 5,043,750 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 3,293,750 Private Placement Warrants. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated July 31, 2024, between the Company and Cantor, as representative of the underwriters.(1)
3.1	Amended and Restated Memorandum and Articles of Association.(1)
4.1	Warrant Agreement, dated July 31, 2024, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(1)
10.1	Letter Agreement, dated July 31, 2024, among the Company and the Company’s officers and directors and the Sponsor.(1)
10.2	Investment Management Trust Agreement, dated July 31, 2024, between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.3	Registration Rights Agreement, dated July 31, 2024, among the Company and certain security holders.(1)
10.4	Private Placement Warrants Purchase Agreement, dated July 31, 2024, between the Company and the Sponsor.(1)
10.5	Private Placement Warrants Purchase Agreement, dated July 31, 2024, between the Company and Cantor.(1)
10.6	Indemnity Agreement, dated July 31, 2024, between the Company and Mohsin Meghji.(1)
10.7	Indemnity Agreement, dated July 31, 2024, between the Company and Matthew Perkal.(1)
10.8	Indemnity Agreement, dated July 31, 2024, between the Company and Chris Chaice.(1)
10.9	Indemnity Agreement, dated July 31, 2024, between the Company and Eric Greenhaus.(1)
10.10	Indemnity Agreement, dated July 31, 2024, between the Company and Charles Garner.(1)
10.11	Indemnity Agreement, dated July 31, 2024, between the Company and Frederick Arnold.(1)
10.12	Indemnity Agreement, dated July 31, 2024, between the Company and Benjamin Fader-Rattner.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on August 6, 2024 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M3-BRIGADE ACQUISITION V CORP.

Date: November 12, 2024	By:	/s/ Mohsin Meghji
	Name:	Mohsin Meghji
	Title:	Executive Chairman of the Board of Directors
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Eric Greenhaus
	Name:	Eric Greenhaus
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)