Form 10-K
period 2024-12-31
M3-Brigade Acquisition V Corp.
filed 2025-03-28
CIK 2016072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                       TO

COMMISSION FILE NUMBER: 001-42171

M3-BRIGADE ACQUISITION V CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1700 Broadway, 19th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 202-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value per share and one-half of one redeemable warrant	MBAVU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	MBAV	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	MBAVW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and file such reports). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The registrant’s Units began trading on the Nasdaq Global Market (“Nasdaq”) on August 1, 2024 and the registrant’s Class A ordinary shares and public warrants began separate trading on Nasdaq on September 23, 2024. As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s Class A ordinary shares were not publicly traded. Accordingly, there was no market value for the registrant’s Class A common stock on such date. The aggregate market value of the registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at December 31, 2024, was $289,512,500.

As of March 28, 2025, the Registrant had 28,750,000 Class A ordinary shares, $0.0001 par value per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K (the “Annual Report on Form 10-K” or “Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19) and volatility in the debt and equity markets;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to affect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

●	The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19) and volatility in the debt and equity markets.

●	If we seek shareholder approval of our initial business combination, our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or Public Warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or Public Warrants.

●	If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	The nominal purchase price paid by our Sponsor for the founder shares may result in significant dilution to the implied value of your Public Shares upon the consummation of our initial business combination.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

●	If the net proceeds of the IPO and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or our management team to fund our search and to complete our initial business combination.

●	Past performance by our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

●	Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

●	We may reincorporate in or transfer by way of continuation to another jurisdiction which may result in taxes imposed on shareholders or warrant holders.

●	In recent years, the number of special purpose acquisition companies that have been formed has increased substantially, potentially resulting in more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and/or uncertain.

●	We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete an initial business combination by the completion window. As such, there is a risk that we will be unable to continue as a going concern if liquidity needs arise or if we do not consummate an initial business combination by the applicable deadline. If we are unable to effect an initial business combination by the deadline, we will be forced to liquidate.

●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report.

PART I

References in this report to “we,” “us” or the “Company” refer to M3-Brigade Acquisition V Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to M3-Brigade Sponsor V LLC, a Delaware limited liability company (the “Sponsor”; formerly known as M3-Brigade Sponsor V LP, a Delaware limited partnership). References to our “initial shareholders” refer to the Sponsor and any other holders of our Class B ordinary shares, par value $0.0001 per share (the “founder shares” or “Class B ordinary shares”).

Item 1. Business.

Introduction

We are a blank check company incorporated on March 12, 2024, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have neither engaged in any operations nor generated any revenue to date.

We were formed as an independent company by executives of M3 Partners, LP (“M3 Partners”) and Brigade Capital Management, LP (“Brigade”). M3 Partners is a leading financial advisory firm which provides advisory services to companies at inflection points in their growth trajectories. Brigade is a leading global investment advisor that was founded in 2006 to specialize in credit-focused investment strategies and has approximately $27 billion in assets under management. M3 Partners and Brigade have agreed to provide support to us in our pursuit of a successful initial business combination. The team at M3 Partners has successfully completed hundreds of engagements in which it has assisted stockholders, creditors and companies in maximizing the value of businesses and assets held by them. Brigade brings a track record of nearly 20 years of deep fundamental credit research driven by a disciplined investment process which has been proven over numerous market cycles.

We are led by the team that organized M III Acquisition Corp. (the “Initial SPAC”), M3-Brigade Acquisition II Corp. (the “Second SPAC”), M3-Brigade Acquisition III Corp. (the “Third SPAC”) and M3-Brigade Acquisition IV Corp. (the “Fourth SPAC”). Members of our team managed the Initial SPAC through an initial business combination in March 2018 to create Infrastructure and Energy Alternatives, Inc. (“IEA”) (NASDAQ: IEA). IEA was a leading engineering, procurement and construction company which specializes in renewable energy infrastructure which was acquired by MasTec Inc. (NYSE: MTZ) on October 7, 2022 at a valuation of $1.1 billion. The Third SPAC (NYSE: GFR) completed its initial business combination with Greenfire Resources (“Greenfire”) in September 2023 in a transaction which valued Greenfire at $950 million. The Second SPAC was liquidated in accordance with the terms of its charter in December 2023 and the sponsors of the Fourth SPAC elected not to pursue its initial public offering and withdrew its registration statement in March 2022. The team that organized our Sponsor also organized BM3EAC Corp. (the “EuroSPAC”), incorporated in the Cayman Islands and listed on Euronext Amsterdam, which is currently seeking to effect a business combination with an operating company with significant operations in Europe. The Initial SPAC, the Second SPAC, the Third SPAC, the Fourth SPAC and the EuroSPAC are collectively referred to herein as the “Prior SPACs”.

While we will not limit our efforts to identify a prospective business combination to any particular business industry or sector or to any geographic region, we believe that our team’s experience with companies based in North America and in the energy sector (or related products or services) may be a source of potential business combination candidates.

Our executive offices are located at 1700 Broadway, 19th Floor, New York, NY 10019 and our telephone number is (212) 202-2200. Our corporate website address is www.m3-brigade.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this annual report. You should not rely on any such information in making your decision whether to invest in our securities.

Company History

On March 15, 2024, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in exchange for 7,187,500 founder shares. On August 2, 2024, we consummated our initial public offering of 28,750,000 units (the “Units”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000 (the “IPO”). Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares” or “Public Shares”) and one half of one redeemable warrant (the “Public Warrants”) of the Company, with each whole Public Warrant entitling the holder to purchase one Class A ordinary share for $11.50 per share, subject to adjustment.

Simultaneously with the closing of the IPO, the Company consummated the sale of 8,337,500 warrants (the “Private Placement Warrants”) to the Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters of the IPO, at a price of $1.00 per warrant, or $8,337,500. Of those 8,337,500 Private Placement Warrants, the Sponsor purchased 5,043,750 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 3,293,750 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Certain institutional investors who are not affiliated with any member of management (the “non-managing sponsor investors”), the Sponsor or any other investor in the Sponsor provided approximately 50.1% of the capital utilized by the Sponsor to purchase the Private Placement Warrants and, as a result, indirectly hold approximately 50.1% of such warrants.

Following the closing of the Initial Public Offering, on August 2, 2024, an amount of $288,937,500 ($10.05 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in the trust account (the “Trust Account”). This amount included $13,400,000 of the deferred underwriter’s discount. The funds held in the Trust Account are invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash held in the Trust Account, the proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may use the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies, or for working capital.

Although we are not limited to a particular industry or geographic region for purposes of consummating an initial business combination, we may focus our search on North American and European businesses in disruptive growth sectors, which complements the expertise of our management team. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we may target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by holders of our Public Shares (“public shareholders”), we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the IPO. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our Sponsor, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Selection of a Target Business and Structuring of Our Initial Business Combination

The rules of The Nasdaq Stock Market LLC (“Nasdaq”) require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of Financial Industry Regulatory Authority, Inc. (“FINRA”) or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the aggregate value of all of the target businesses, will be taken into account for purposes of the 80% fair market value test.

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated (as defined in our amended and restated memorandum and articles of association) with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm stating that the consideration to be paid by us in such an initial business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Certain members of our management team and directors indirectly own founder shares and/or Private Placement Warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to at least one other entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, our Sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their Public Shares by one of the two methods listed above are contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the Company, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of at least a majority of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the Company. A quorum for such meeting will be present if the holders of one third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsor, officers and directors will count toward this quorum and, pursuant to a letter agreement (the “Letter Agreement”), our Sponsor, officers and directors have agreed to vote their founder shares and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we would need 10,781,251, or 37.5%, of the 28,750,000 Public Shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved, assuming all outstanding shares are voted and the parties to the Letter Agreement do not acquire any Class A ordinary shares. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association vote their shares at a general meeting of the Company, we will not need any Public Shares in addition to our founder shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the Company. These quorum and voting thresholds, and the voting agreement of our Sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of Public Shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

We will provide our public shareholders with the opportunity to redeem their Public Shares for cash at a per share price equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, upon the completion of our initial business combination, subject to the limitations and on the conditions described herein and in the registration statement relating to the IPO. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. There will be no redemption rights upon the completion of our initial business combination with respect to our Warrants. The Sponsor, our officers and directors have entered into the Letter Agreement, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any Public Shares held by them in connection with the completion of our initial business combination.

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the IPO, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, initial shareholders, directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial business combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of Public Warrants outstanding and/or increase the likelihood of approval on any matters submitted to the public warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, initial shareholders, directors, officers, advisors and their affiliates anticipate that they may identify the shareholders with whom our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, initial shareholders, directors, officers, advisors and their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our Sponsor, initial shareholders, directors, officers, advisors and their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsor, initial shareholders, directors, officers, advisors and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase Public Shares or Public Warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase Public Shares or Public Warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase Public Shares or Public Warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

o	the amount of our securities purchased outside of the redemption offer by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

o	the purpose of the purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates;

o	the impact, if any, of the purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

o	the identities of our security holders who sold to our Sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

o	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 24 months from the closing of the IPO or by such earlier liquidation date as the Company’s board of directors may approve (the “completion window”) to complete our initial business combination. If we are unable to complete our initial business combination within such completion window, we will cease all operations except for the purpose of winding up and, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any) subject to our obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our Sponsor, officers and directors have entered into the Letter Agreement, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window, although they will entitled to liquidating distributions from assets outside the Trust Account. However, if our Sponsor or management team acquire Public Shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial business combination within the allotted completion window.

Our Sponsor, officers, and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination.

Employees and Human Capital Resources

We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our officers intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in.

Periodic Reporting and Financial Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 1700 Broadway, 19th Floor, New York, NY 10019 or by telephone at (212) 202-2200.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will not be required to evaluate our internal control procedures until our annual report for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time (the “Companies Act”). As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

As of December 31, 2024, our initial shareholders owned 7,187,500 founder shares, which represented 20% of our issued and outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination.

Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of at least a majority of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the Company. As a result, in addition to our initial shareholders’ founder shares, we would need 10,781,251, or 37.5%, of the 28,750,000 Public Shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved, assuming all outstanding shares are voted and the parties to the Letter Agreement do not acquire any Class A ordinary shares. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their ordinary shares at a general meeting of the Company, we will not need any Public Shares in addition to our founder shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the Company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that an ordinary resolution will be passed, being the requisite shareholder approval for such initial business combination. The non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or public warrants they may have purchased in the IPO or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the Trust Account with respect to the Class A ordinary shares underlying the units they may purchase in the IPO or thereafter as the rights afforded to our other public shareholders.

Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you were not provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting compensation payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting compensation. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. As a result, our obligations to redeem Public Shares for which redemption is requested and to pay the deferred underwriting commissions may not allow us to complete the most desirable business combination or optimize our capital structure.

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure and may result in substantial dilution from your purchase of our Class A ordinary shares. The effect of this dilution will be greater for shareholders who do not redeem. The amount of the deferred underwriting compensation payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination, which may further dilute your investment. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting compensation. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. Please see “–Risks Relating to Our Securities–The nominal purchase price paid by our Sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.”

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a business combination may reduce the amount of time available for us to ultimately complete an initial business combination should such diligence or negotiations not lead to a consummated initial business combination.

We may engage one or more of our IPO underwriters or one of their respective affiliates to provide additional services to us, which may include acting as M&A advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our IPO underwriters or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. No agreement was entered into with any of the underwriters or their respective affiliates and no fees or other compensation for such services was paid to any of the underwriters or their respective affiliates prior to the date that was 60 days from the date of the IPO.

The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination. The underwriters are under no obligation to provide any further services to us in order to receive all or any part of the deferred underwriting commissions.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19) and volatility in the debt and equity markets.

Our ability to find a potential target business and the business of any potential business with which we may consummate a business combination could be materially and adversely affected by events that are outside of our control. For example, geopolitical unrest (such as the ongoing military conflict between Russia and Ukraine and the military conflict in Israel and Gaza), including war, terrorist activity and acts of civil or international hostility are increasing. In particular, although the length, impact and outcome of the ongoing military conflict in Ukraine and the recent armed conflict between Israel and Hamas is highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.

Similarly other events outside of our control, including natural disasters, climate-related events pandemic or health crises (such as the COVID-19 pandemic) may arise from time to time, any such events may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chain), loss of life and property damage, and may adversely affect the global economy or capital markets, and the business of any potential target business with which we may consummate a business combination and could be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable or at all.

We may not be able to complete our initial business combination within the completion window, in which case we would redeem our Public Shares.

We may not be able to find a suitable target business and complete our initial business combination within the completion window. An increasing number of special purpose acquisition companies (“SPACs”) have liquidated beginning in the second half of 2022 due to an inability to complete an initial business combination within their allotted time periods. Furthermore, our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including the impact of events such as the war between Russia and the Ukraine and the military conflict in Israel and Gaza. If we are unable to complete our initial business combination within the completion window and we do not further extend such date, we will cease all operations except for the purpose of winding up and, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only approximately $10.25 per Public Share, which is estimated as of December 31, 2024, or less than $10.25 per Public Share, on the redemption of their shares, and our warrants will expire worthless. See “–If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per Public Share” and other risk factors herein.

We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our Public Shares, and the warrants may be worthless.

We have until the date that is 24 months from the closing of our IPO or until such earlier liquidation date as our board of directors may approve to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. However, we may decide not to seek to extend the date by which we must consummate our initial business combination. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will cease all operations except for the purpose of winding up and, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants may be worthless.

If we seek shareholder approval of our initial business combination, our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or Public Warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or Public Warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, initial shareholders, directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by Sponsor, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial business combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of Public Warrants outstanding and/or increase the likelihood of approval on any matters submitted to the Public Warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Our Sponsor, initial shareholders, directors, officers, advisors and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Our Sponsor, initial shareholders, directors, officers, advisors and their affiliates anticipate that they may identify the shareholders with whom our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our Sponsor, initial shareholders, directors, officers, advisors and their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our Sponsor, initial shareholders, directors, officers, advisors and their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase Public Shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase Public Shares or Public Warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase Public Shares or Public Warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates;

●	the impact, if any, of the purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our Sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act.

Since the net proceeds of the IPO and the sale of the Private Placement Warrants are intended to be used to complete one or more initial business combinations with a target business or businesses that have not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial business combinations than do companies subject to Rule 419. Moreover, if the IPO had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us or in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you may lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

If the net proceeds of the IPO and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial business combination.

$821,188 was available to us outside the Trust Account, as of December 31, 2024, to fund our working capital requirements. While we believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the duration of the completion window, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.05 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Each of Withum Smith + Brown, PC, our independent registered public accounting firm, and the underwriters of the IPO will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.05 per Public Share initially held in the Trust Account, due to claims of such creditors. Pursuant to the Letter Agreement which is filed as an exhibit to this Annual Report, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent auditors), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.05 per Public Share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.05 per Public Share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.05 per Public Share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

The securities in which we invested the funds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.05 per Public Share.

The proceeds held in the Trust Account have been invested only in (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations or (ii) an interest bearing demand deposit account or other accounts at a bank. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of net interest for dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.05 per Public Share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination or force us to abandon our efforts to complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, a company must ensure that it is engaged primarily in a business other than investing, reinvesting or trading of securities and that its activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not spend or intend to spend a considerable of time actively managing the assets in the Trust Account for the primary purpose of achieving investment returns. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

The SEC recently provided guidance that the determination of whether a special purpose acquisition company, like us, is an “investment company” under the Investment Company Act is a facts and circumstances determination requiring individualized analysis and depends on a variety of factors, including a special purpose acquisition vehicle’s duration, asset composition, business purpose and activities, and “is a question of facts and circumstances” requiring individualized analysis. When applying these factors to us we do not believe that our principal activities will subject us to the Investment Company Act. To this end, the Company was formed for the purpose of completing an initial business combination with one or more businesses. Since our inception, our business has been and will continue to be focused on identifying and completing an initial business combination, and thereafter, operating the post-transaction business or assets for the long term. Further, we do not plan to buy businesses or assets with a view to resale or profit from their resale and we do not plan to buy unrelated businesses or assets or to be a passive investor. In addition, the proceeds held in the Trust Account were invested in (i) United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations or (ii) an interest bearing bank demand deposit account or other accounts at a bank. Pursuant to the Trust Agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than buying and selling businesses in the manner of a merchant bank or private equity fund or investing in assets for the purpose of achieving investment returns on such assets), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Further, investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as described above, we may be deemed to be subject to the Investment Company Act.

If we were deemed to be an investment company for purposes of the Investment Company Act, we would need to register as such under the Investment Company Act and compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. We may also be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Trust Account. In which case, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a transaction, and our Warrants would expire worthless. For illustrative purposes, in connection with the liquidation of our Trust Account, our public shareholders may receive only approximately $10.25 per Public Share, which is based on estimates as of December 31, 2024, or less in certain circumstances, and our Warrants would expire worthless. Further, under the subjective test of an “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the Trust Account were invested in the assets discussed above, such assets, other than cash, are “securities” for purposes of the Investment Company Act and, therefore, there is a risk that we could be deemed an investment company and subject to the Investment Company Act based on the length of time such funds are invested in such assets.

In the adopting release for the 2024 SPAC Rules (as defined below), the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial business combination and instead liquidate the Company. As a result, our public shareholders may receive only approximately $10.05 per public share, or less in certain circumstances, on the liquidation of our trust account and would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities, and our warrants would expire worthless.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the Trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, the interest earned on the funds held in the Trust Account may be materially reduced, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

We intend to initially hold the funds in the trust account as cash or in (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. U.S. government treasury obligations or (ii) an interest bearing bank demand deposit account or other accounts at a bank. Such treasury obligations are considered “securities” for purposes of the Investment Company Act, while cash is not. As noted above, one of the factors the SEC identified as relevant to the determination of whether a SPAC which holds securities could potentially be deemed an “investment company” under the Investment Company Act is the SPAC’s duration. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, the rate of interest we receive on the funds held in the trust account may be materially decreased. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash (which may include demand deposit accounts) may reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. For example, on January 24, 2024, the SEC issued final rules and guidance relating to SPACs, like us, regarding, among other things, disclosure in SEC filings in connection with initial business combination transactions; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transaction; and the potential liability of certain participants in proposed business combination transactions. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. A failure to comply with applicable laws or regulations and any subsequent changes, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent and ongoing military actions between Russia and Ukraine and the ongoing hostilities in the Middle East.

On February 24, 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is ongoing. In addition, on October 7, 2023, Hamas launched a terrorist attack in Israel that has resulted in a significant action by the Israeli military in Gaza. This has been accompanied by additional terrorist activities that have, among other things, disrupted shipping in the Red Sea. Although the length, impact and outcome of these ongoing military conflicts is highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.

The situation is rapidly evolving as a result of these conflicts. The United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories.

Additionally, the evolving conflicts may expand to other countries and markets. Such sanctions and other measures, as well as the potential for expanded military activities, could adversely affect the global economy and financial markets and could adversely affect our ability to search for a business combination or finance such business combination, and the business, financial condition and results of operations of any target business with which we ultimately consummate a business combination may be materially adversely affected.

Macro-economic turbulence and instability relating to recent and ongoing global conflicts and other drivers of uncertainty may adversely affect our business, investments and results of operations and our ability to successfully consummate a business combination.

A deterioration in economic conditions and related drivers of global uncertainty and change, such as reduced business activity, high unemployment, rising interest rates, housing prices, and energy prices (including the price of gasoline), increased consumer indebtedness, lack of available credit, the rate of inflation, and consumer perceptions of the economy, as well as other factors, such as terrorist attacks, protests, looting, and other forms of civil unrest, cyber attacks and data breaches, public health emergencies (such as the COVID-19 pandemic and other epidemics), extreme weather conditions and climate change, significant changes in the political environment, political instability, armed conflict (such as the ongoing military conflict between Ukraine and Russia and the military conflict in Israel and Gaza) and/or public policy, including increased state, local or federal taxation, could adversely affect our financial condition, the financial condition of prospective target companies for our initial business combination, or the financial condition of the combined company even if we successfully consummate a business combination, as well as our ability to locate a commercially viable target company for our business combination in the first instance.

Recent changes in U.S. regulatory and economic environment may adversely affect our business, investments and results of operations and our ability to successfully consummate a business combination.

On January 20, 2025, Mr. Donald J. Trump was inaugurated as President of the United States. As a candidate, President Trump called for significant policy changes and the reversal of several of the prior presidential administration’s policies, including significant changes to U.S. fiscal, tax, trade, healthcare, immigration, foreign, environmental and government regulatory policy. The changes to date include the actual or threatened imposition of tariffs against multiple countries, as well as indications that the regulatory environment for many industries (including renewable and non-renewable energy) may significantly change. We do not know whether or to what extent such changes will be instituted over the foreseeable future or which other initiatives may be implemented. To the extent the U.S. Congress or the current or future presidential administrations implement changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation, interest rates, fiscal or monetary policy and other areas in ways that may adversely affect our financial condition, the financial condition of prospective target companies for our initial business combination, or the financial condition of the combined company even if we successfully consummate a business combination, as well as our ability to locate a commercially viable target company for our business combination in the first instance.

If we are unable to consummate our initial business combination within the completion window, our public shareholders may be forced to wait beyond the end of the completion window before redemption from our Trust Account.

If we are unable to consummate our initial business combination within the completion window, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the end of the completion window before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our Company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,293 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination, while non-managing sponsor investors have no right to control our Sponsor or vote or dispose of any securities held by our Sponsor.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial business combination, you will not be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target are not limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our amended and restated memorandum and articles of association prohibits us from effectuating a business combination solely with another blank check company or similar company with nominal operations.

Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors have and will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. There are 171,250,000 and 42,812,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in the IPO, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or Public Warrants; and

●	may not result in adjustment to the exercise price of our Public Warrants.

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as converted basis, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our Sponsor, officers or directors upon conversion of Working Capital Loans (as defined below); provided that such conversion of founder shares will never occur on a less than one-for-one basis.

We may issue our shares to investors in connection with our initial business combination at a price which is less than less than $10.05 or the prevailing market price of our shares at that time, which could dilute the interests of our existing shareholders and add costs.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.05 per share (which approximates the per-share amounts in our Trust Account at such time) or at any other price. The purpose of such issuances will be to enable us to provide sufficient liquidity and capital to the post-business combination entity. Any such issuances of equity securities at a price that is less than $10.05 or the prevailing market price of our shares at that time could be structured to ensure a return on investment to the investors and could dilute the interests of our existing shareholders in a manner that would not ordinarily occur in a traditional initial public offering and could result in both a reduction in the trading price of our shares to the price at which we issue such equity securities and fluctuations in the net tangible book value per share of the combined company’s securities following the completion of our initial business combination. We may also provide price protection or other incentives, or issue convertible securities such as preferred equity or convertible debt, and the exercise or conversion price of those securities may be fixed or adjustable, and may be less, and potentially significantly less, than $10.05 per share or the market price for our shares at such time. Such issuances could also result in additional transaction costs related to our initial business combination compared to a traditional initial public offering, including the placement fees associated with the engagement of a placement agent in connection with PIPE transactions.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire worthless.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, the Sponsor Manager, and our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with or competitive with our Sponsor, officers, directors and their respective affiliates or existing holders. Our directors also serve as officers and/or board members for other entities including, without limitation, those described under “Management – Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we may pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our Company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors, and any other holder of our founder shares, including the Sponsor Manager and any non-managing sponsor investors may lose their entire investment in us if our initial business combination is not completed (other than with respect to Public Shares they have acquired, or may in the future acquire, if any), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On March 15, 2024, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in exchange for 7,187,500 founder shares. In connection with the IPO, our Sponsor issued membership interests at a nominal purchase price to the non-managing sponsor investors reflecting interests in an aggregate of 3,400,000 founder shares held by our Sponsor. Membership interests reflecting interests in the remaining 3,787,500 founder shares held by the Sponsor are held by the Sponsor Manager.

Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the number of founder shares issued. The number of founder shares outstanding was determined such that the founder shares would represent 20% of the outstanding shares after the IPO. The founder shares will be worthless if we do not complete an initial business combination, except to the extent they receive liquidating distributions from assets outside of the Trust Account. In addition, our Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters, purchased an aggregate of 8,337,500 Private Placement Warrants for an aggregate purchase price of $8,337,500 or $1.00 per warrant. Of those 8,337,500 Private Placement Warrants, the Sponsor purchased 5,043,750 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 3,293,750 Private Placement Warrants. The non-managing sponsor investors purchased, indirectly through the purchase of non-managing sponsor membership interests, an aggregate of 4,250,000 Private Placement Warrants at a price of $1.00 per warrant ($4,250,000 in the aggregate) in a private placement that closed simultaneously with the closing of the IPO. In connection with each non-managing sponsor investor purchasing, through our Sponsor, the Private Placement Warrants allocated to it in connection with the closing of the IPO, our Sponsor issued membership interests at a nominal purchase price to the non-managing sponsor investors reflecting interests in an aggregate of 3,400,000 founder shares held by our Sponsor. Membership interests reflecting interests in the remaining 3,787,500 founder shares held by the Sponsor are held by the Sponsor Manager.

The Private Placement Warrants will be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the end of the completion window nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the IPO and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

To the extent that we redeem Class A ordinary shares such that our net tangible assets would be less than $5,000,001 either prior to or upon consummation of our initial business combination, we would not be able to rely on Rule 3a51-1(g)(1) to avoid our Class A ordinary shares being considered a “penny stock.” We would need to rely on another basis for our Class A ordinary shares to not be considered a “penny stock,” such as Rule 3a51-1(a)(2), which is dependent on the Class A ordinary shares remaining listed. A determination that our Class A ordinary shares are a “penny stock” would require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities.

In order to effectuate an initial business combination, SPACs have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, SPACs have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, SPACs have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the Company, and amending our warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us (the “Warrant Agreement”) will require a vote of holders of at least 50% of the Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the Warrant Agreement with respect to the Private Placement Warrants, 50% of the then outstanding Private Placement Warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the Company, which is a lower amendment threshold than that of some other SPACs. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the private placement of warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law, which requires the affirmative vote of at least two-thirds of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the Company, and corresponding provisions of the investment management trust agreement, dated as of July 31, 2024 by and between the Company and Continental Stock Transfer & Trust Company, as trustee (as amended, the “Trust Agreement”) governing the release of funds from our Trust Account may be amended if approved by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the Company. Our Sponsor, who beneficially owns 20% of our ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or Trust Agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other SPACs, and this may increase our ability to complete a business combination with which you do not agree.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants. As a result, if the cash portion of the purchase price for a target business exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Sponsor owns 20% of our issued and outstanding ordinary shares, assuming that it has not purchased any public shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. Further, prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by not less than 90% of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the Company. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial business combination. If our Sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our Sponsor, is divided into three classes, each of which generally serves for a term of three years with only one class of directors being appointed in each year. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial business combination.

We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirement, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on - among other factors - the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

Our Sponsor owns 20.0% of our issued and outstanding ordinary shares. Our Sponsor is exclusively “controlled” for CFIUS purposes by Mr. Meghji, who is a US citizen, and thus we do not believe that our Sponsor is a “foreign person” as defined in the CFIUS regulations. However, it is possible that non-U.S. persons could be involved in our initial business combination (e.g., as existing shareholders of a target company or as PIPE investors), which may increase the risk that our initial business combination becomes subject to regulatory review, including review by CFIUS. As such, an initial business combination with a U.S. business or foreign business with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review. If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will cease all operations except for the purpose of winding up and, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our Warrants may be worthless.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to GAAP or international financial reporting standards as issued by IFRS depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

In recent years, a substantial number of SPACs have been formed, which has resulted in more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, a substantial number of SPACs have been formed. Because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we would intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and/or uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may: structure our business combination in a manner that requires shareholders and/or warrant holders to recognize gain or income for tax purposes; effect a business combination with a target company in another jurisdiction; or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares or warrants received. In addition, shareholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters, widespread health emergencies and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We may reincorporate in or transfer by way of continuation to another jurisdiction, which may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial business combination or otherwise and, to the extent applicable, subject to requisite shareholder approval by special resolution under the Companies Act (with respect to which only holders of Class B ordinary shares will be entitled to vote prior to our initial business combination), reincorporate in or transfer by way of continuation the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of our Class A ordinary shares or warrants after the reincorporation or continuation.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the Company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

If we acquire a non-U.S. target, our results of operations may be negatively impacted because of the costs and difficulties inherent in managing cross-border business operations.

We may pursue a target company with operations or opportunities outside of the United States for our initial business combination. Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the United States) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

In the event we acquire a non-U.S. target, political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

In the event we acquire a non-U.S. target, our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

In the event we acquire a non-U.S. target, foreign law could govern almost all of our material agreements. The target business may not be able to enforce any of its material agreements or enforce remedies for breaches of those agreements outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects may be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Risks Relating to our Management Team

We are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial business combination, could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our Company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Directors, Executive Officers and Corporate Governance.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented.

Our Sponsor, the Sponsor Manager, and our officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

In addition, our Sponsor and our officers and directors may sponsor or form other SPACs with acquisition objectives that are similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other SPAC with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Directors, Executive Officers and Corporate Governance” and “Certain Relationships and Related Transactions, and Director Independence.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or officers, the Sponsor Manager or the non-managing sponsor investors, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

Members of our management team and board of directors have significant experience as board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert our management team’s and board’s attention and resources away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team have been (and intend to be) involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Our Letter Agreement with our Sponsor, officers and directors may be amended without shareholder approval.

Our Letter Agreement with our Sponsor, officers and directors contain provisions relating to transfer restrictions of our founder shares and Private Placement Warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The Letter Agreement may be amended without shareholder approval. While we do not expect our board to approve any amendments to the Letter Agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the Letter Agreement. Any such amendments to the Letter Agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Risks Relating to our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or Public Warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our Public Shares if we are unable to complete an initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or Public Warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, Class A ordinary shares and Public Warrants are listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market value of listed securities (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, unless we decide to list on a different Nasdaq tier such as the Nasdaq Capital Market which has different initial listing requirements, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders of our securities, with at least 50% of such round lot holders holding securities with a market value of at least $2,500. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our Units, Class A ordinary shares and Public Warrants are listed on Nasdaq, our securities qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

The nominal purchase price paid by our Sponsor for the founder shares may result in significant dilution to the implied value of your Public Shares upon the consummation of our initial business combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.

We offered our Units at an offering price of $10.00 per Unit and the amount in our Trust Account was initially $10.05 per Public Share, implying an initial value of $10.05 per Public Share. However, prior to the IPO, our Sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.004 per share. As a result, the value of your Public Shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into Class A ordinary shares.

The following table shows the public shareholders’ and our Sponsor’s investment per share and how these compare to the implied value of one Class A ordinary share upon the completion of our initial business combination. The following table assumes that (i) our valuation is $281,217,243 (which is the amount we would have in the Trust Account for our initial business combination following payment of the underwriters’ deferred fee), (ii) no interest is earned on the funds held in the Trust Account, (iii) no Public Shares are redeemed in connection with our initial business combination and (iv) all founder shares are held by our initial shareholders upon completion of our initial business combination, and does not take into account other potential impacts on our valuation at the time of the initial business combination, such as (i) the value of our Public Warrants and Private Placement Warrants, (ii) the trading price of our Class A ordinary shares, (iii) the initial business combination transaction costs (other than the payment of $13,400,000 of deferred underwriting commissions), (iv) any equity issued or cash paid to the target’s sellers, (v) any equity issued to other third party investors, or (vi) the target’s business itself.

Public shares	28,750,000
Founder shares	7,187,500
Total shares	35,937,500
Total funds in trust available for initial business combination	$281,217,243
Public shareholders’ investment per Class A ordinary share(1)	$10.00
Sponsor’s investment per Class B ordinary share(2)	$0.004
Initial implied value per Public Share	$9.78
Implied value per share upon consummation of initial business combination(3)	$7.83

(1)	While the public shareholders’ investment is in both the Public Shares and the Public Warrants, for purposes of this table the full investment amount is ascribed to the Public Shares only.

(2)	The total investment in the equity of the Company by the Sponsor and Cantor Fitzgerald & Co. is $8,362,500, consisting of (i) $25,000 paid by the Sponsor for the founder shares, (ii) $5,043,750 paid by the Sponsor for 5,043,750 Private Placement Warrants and (iii) $3,293,750 paid by Cantor Fitzgerald & Co. for 3,293,750 Private Placement Warrants. For purposes of this table, the full investment amount is ascribed to the founder shares only.

(3)	All founder shares would automatically convert into Class A ordinary shares upon completion of our initial business combination or earlier at the option of the holder.

Based on these assumptions, each Class A ordinary share would have an implied value of $7.83 per share upon completion of our initial business combination, representing an approximately 19.95% decrease from the initial implied value of $9.78 per Public Share. While the implied value of $7.83 per Class A ordinary share upon completion of our initial business combination would represent a dilution to our public shareholders, this would represent a significant increase in value for our Sponsor relative to the price it paid for each founder share. At $7.83 per Class A ordinary share, the 7,187,500 Class A ordinary shares that the Sponsor would own upon completion of our initial business combination (after automatic conversion of the 7,187,500 founder shares) would have an aggregate implied value of $56,278,125. As a result, even if the trading price of our Class A ordinary share significantly declines, the value of the founder shares held by our Sponsor will be significantly greater than the amount our Sponsor paid to purchase such shares. In addition, our Sponsor could potentially recoup its entire investment in our Company even if the trading price of our Class A ordinary shares after the initial business combination is as low as $1.14 per share. As a result, our Sponsor is likely to earn a substantial profit on its investment in us upon disposition of its Class A ordinary shares even if the trading price of our Class A ordinary shares declines after we complete our initial business combination. Our Sponsor may therefore be economically incentivized to complete an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our Sponsor had paid the same per share price for the founder shares as our public shareholders paid for their Public Shares.

This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public shareholders seek redemptions from the trust for their Public Shares. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands.

The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders; (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association; or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association does not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States are, as a matter of the laws of the United States, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

An investment in our securities may result in uncertain U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the Units we issued in our IPO, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary share and the one-half of a Public Warrant to purchase one Class A ordinary share included in each unit could be challenged by the U.S. Internal Revenue Service (“IRS”) or courts. In addition, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our Class A ordinary shares suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. Investors are urged to consult their tax advisors with respect to these and other tax consequences when acquiring, owning or disposing of our securities.

We may amend the terms of the Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the Warrants may be exchanged for cash, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. Our Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the Warrant Agreement to the description of the terms of the Warrants and the Warrant Agreement set forth in the final prospectus for our IPO, (ii) adjusting the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the Warrant Agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the Warrant Agreement as the parties to the Warrant Agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the Warrants, provided that the approval by the holders of at least 50% of the then-outstanding Public Warrants is required to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder of Public Warrants if holders of at least 50% of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or shares, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a Public Warrant.

Our Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company.

Our Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our Warrants shall be deemed to have notice of and to have consented to the forum provisions in our Warrant Agreement. If any action, the subject matter of which is within the scope the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our Warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder. This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our Company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our Warrant Agreement may make it more difficult for us to consummate an initial business combination.

If (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of an initial business combination at an issue price or effective issue price of less than $9.20 per ordinary share (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (iii) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the Warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described under “Description of Securities-Warrants-Public Shareholders’ Warrants-Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” in the final prospectus for our IPO will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

To the extent our Warrants ever become exercisable, we may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem outstanding Warrants at any time prior to their expiration, at a price of $0.01 per Warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing at least 150 days after completion of our initial business combination and ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders and provided certain other conditions are met. We will not redeem the Warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the Warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the measurement period. If and when the Warrants become redeemable by us, we may not exercise our redemption right if the issuance of ordinary shares upon exercise of the Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such ordinary shares under the blue sky laws of the state of residence in those states in which the Warrants were offered by us in our IPO. Redemption of the outstanding Warrants could force you to (i) exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your Warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our Warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued Public Warrants to purchase 14,37500,000 of our Class A ordinary shares as part of the Units offered in the IPO and, we issued in a private placement an aggregate of 8,337,500 Private Placement Warrants, at $1.00 per warrant. In addition, if the Sponsor makes any Working Capital Loans, it may convert those loans into up to an additional 1,500,000 Private Placement Warrants, at the price of $1.00 per warrant. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these Warrants could make us a less attractive acquisition vehicle to a target business. Such Warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our Warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each Unit contains one-half of one Public Warrant and only a whole Public Warrant may be exercised, the Units may be worth less than units of other SPACs.

Each Unit contains one-half of one Public Warrant. Pursuant to the Warrant Agreement, no fractional Warrants will be issued upon separation of the Units, and only whole Units will trade. If, upon exercise of the Public Warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from some other SPACs whose units include one ordinary share and one whole warrant to purchase one share. We established the components of the Units in this way in order to reduce the dilutive effect of the Warrants upon completion of a business combination since the Warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this Unit structure may cause our Units to be worth less than if it included a whole warrant to purchase one share.

Holders of Class A ordinary shares will not be entitled to vote on continuing the Company in a jurisdiction outside of the Cayman Islands.

As holders of our Class A ordinary shares, our public shareholders will not have the right to vote on continuing the Company in a jurisdiction outside of the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside of the Cayman Islands).

You will not be permitted to exercise your Public Warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon exercise of the Public Warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of Public warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Class A ordinary shares included in the Units.

We registered the Class A ordinary shares issuable upon exercise of the Public Warrants in the registration statement for our IPO because the Warrants will become exercisable 30 days after the completion of our initial business combination, which may be within one year of our IPO. However, because the Warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination, under the terms of the Warrant Agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to the IPO registration statement or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the Warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the Warrants until the expiration of the Warrants in accordance with the provisions of the Warrant Agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the Warrants are not registered under the Securities Act, under the terms of the Warrant Agreement, holders of Warrants who seek to exercise their Warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will Warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of Warrants who seek to exercise their Warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the Warrants under applicable state securities laws.

In no event will we be required to net cash settle any Warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your Public Warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The Warrant Agreement provides that in the following circumstances holders of Warrants who seek to exercise their Warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A ordinary shares issuable upon exercise of the Warrants are not registered under the Securities Act in accordance with the terms of the Warrant Agreement; (ii) if we have so elected and the Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the Public Warrants for redemption.

If you exercise your Public Warrants on a cashless basis, you would pay the warrant exercise price by surrendering the Warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the Warrants, multiplied by the excess of the “fair market value” of our Class A ordinary shares (as defined in the next sentence) over the exercise price of the Warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Warrants, as applicable. As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such Warrants for cash.

The grant of registration rights to our Sponsor, Cantor Fitzgerald & Co. and other holders of our Private Placement Warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to the registration rights agreement entered into in relation to the IPO, our Sponsor, Cantor Fitzgerald & Co., and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants or holders of securities that may be issued upon conversion of Working Capital Loans and their permitted transferees may demand that we register such Units, shares, Warrants or the Class A ordinary shares issuable upon exercise of such Warrants and any other securities of the Company acquired by them prior to the consummation of our initial business combination. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders, holders of our Private Placement Warrants or holders of our Working Capital Loans or their respective permitted transferees are registered.

General Risk Factors

We are an independent company and neither M3 Partners nor Brigade owe any duties to investors, or any liability, for matters relating to us.

We are an independent company. Although certain executives of M3 Partners and Brigade serve as our officers and directors and each of M3 Partners and Brigade have agreed to provide certain support to us without compensation, we are not controlled by or under common control with either M3 Partners or Brigade. None of M3 Partners, Brigade or any of their respective affiliates is an affiliate of ours and each disclaims responsibility for our activities. In the event that one or more shareholders might have claims against us, it is not anticipated that M3 Partners or Brigade would have any obligations or liability in respect of such claims.

Past performance by our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

Information regarding our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated (including their experience with other SPACs), is presented for informational purposes only. Any past experience and performance by our management team, our advisors and their respective affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team, our advisors or their respective affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems of infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of the IPO registration statement captioned “Taxation–United States Federal Income Tax Considerations–U.S Holders”) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, potentially not until after the two taxable years following our current taxable year). Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our Warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

The 1% U.S. federal excise tax on stock buybacks could be imposed on redemptions of our stock if we were to become a “covered corporation” in the future.

The Inflation Reduction Act of 2022, among other things, generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax. On December 27, 2022, the Treasury issued a notice that provides interim operating rules for the Excise Tax, including rules governing the calculation and reporting of the Excise Tax. On April 12, 2024, the Treasury issued proposed regulations on which taxpayers may rely until final Treasury regulations addressing the Excise Tax are published, which generally adopt (but in some respects expand or modify) the rules and guidance set forth in the earlier notice. Although such notice and proposed Treasury regulations clarify certain aspects of the Excise Tax, the interpretation and operation of certain other aspects of the Excise Tax remain unclear, and the applicable rules are subject to change in final Treasury regulations.

We are currently not a “covered corporation” for purposes of the Excise Tax. If we were to become a “covered corporation” in the future, whether in connection with the consummation of our initial business combination with a U.S. company (including if we were to redomicile as a U.S. corporation in connection therewith) or otherwise, whether and to what extent we would be subject to the Excise Tax on a redemption of our stock would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock, (iii) the structure of our initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances (whether in connection with our initial business combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of stock and (v) the content of final regulations and other guidance from the Treasury. The imposition of the Excise Tax on us as a result of redemptions by us could, however, reduce the amount of cash available to pay redemptions or reduce the cash available to the target business in connection with our initial business combination, which could cause investors in our securities who do not redeem or the other shareholders of the combined company to economically bear the impact of such Excise Tax. However, the proceeds placed in the trust account and the interest earned thereon shall not be used to pay for possible excise tax or any other fees or taxes that may be levied on the Company on any redemptions or stock buybacks by the Company pursuant to any current, pending or further rules or laws, including without limitation any Excise Tax, prior to release of such funds from the trust account following our initial business combination.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31st. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

We employ a mail forwarding service, which may delay or disrupt our ability to receive mail in a timely manner

Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by the Company to be dealt with. None of the Company, its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address, which may impair your ability to communicate with us.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for SPACs has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

We have no operating history and are subject to a mandatory liquidation requirement if we do not complete an initial business combination within the completion window. As such, there is a risk that we will be unable to continue as a going concern if liquidity needs arise or if we do not consummate an initial business combination by the applicable deadline. If we are unable to effect an initial business combination by the deadline, we will be forced to liquidate.

We are a special purpose acquisition company, and as we have no operating history and are subject to a mandatory liquidation requirement, there is a risk that we will be unable to continue as a going concern if liquidity needs arise or if the Company is unable to complete a business combination within the completion window and does not further extend such date with the approval of its shareholders or raise additional funds to alleviate such liquidity needs. Although the Company plans to complete an initial business combination within the completion window, there can be no assurance that the Company will be able to consummate an initial business combination by such date. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete an initial business combination and raise additional funds to alleviate liquidity needs and since the mandatory liquidation deadline is less than 12 months away, there is substantial doubt that the Company will operate as a going concern. If we are unable to complete our initial business combination within such completion window, we will cease all operations except for the purpose of winding up and, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any) subject to our obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

We have no operating history and are subject to a mandatory liquidation requirement if we do not complete an initial business combination within the completion window. As such, there is a risk that we will be unable to continue as a going concern if liquidity needs arise or if we do not consummate an initial business combination by the applicable deadline. If we are unable to effect an initial business combination by the deadline, we will be forced to liquidate.

We are a special purpose acquisition company, and as we have no operating history and are subject to a mandatory liquidation requirement, there is a risk that we will be unable to continue as a going concern if liquidity needs arise or if the Company is unable to complete a business combination within the completion window and does not further extend such date with the approval of its shareholders or raise additional funds to alleviate such liquidity needs. Although the Company plans to complete an initial business combination within the completion window, there can be no assurance that the Company will be able to consummate an initial business combination by such date. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete an initial business combination and raise additional funds to alleviate liquidity needs and since the mandatory liquidation deadline is less than 12 months away, there is substantial doubt that the Company will operate as a going concern. If we are unable to complete our initial business combination within such completion window, we will cease all operations except for the purpose of winding up and, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any) subject to our obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, as noted in Item 1A. Risk Factors of this Annual Report. Any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this Annual Report.

Item 2. Properties.

We maintain executive offices at 1700 Broadway, Suite 1900, New York, NY 10019 provided by an M3 Partners as our executive offices at no cost. We consider our current office space, combined with the office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

As of December 31, 2024, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Class A ordinary shares and warrants are listed on Nasdaq under the symbols “MBAVU”, “MBAV” and “MBAVW”, respectively.

Holders

As of December 31, 2024, there was one holder of record of our Units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares, one holder of record of our Public Warrants and three holders of record of our Private Placement Warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Class A ordinary shares and Public Warrants are held of record by banks, brokers and other financial institutions.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. If we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 12, 2024 (inception) through December 31, 2024 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 12, 2024 (inception) through December 31, 2024, we had net income of $5,226,327, which consists of $5,679,743 from interest earned on cash held in Trust Account, partially offset by $453,416 of general and administrative costs.

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

As of December 31, 2024, we had marketable securities held in the Trust Account of $294,617,243. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2024, we had cash of $821,188. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified no critical accounting policies.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted ASU 2020-06 as of March 12, 2024 (inception). There was no effect to our financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2024 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Mohsin Y. Meghji	60	Executive Chairman of the Board of Directors
Matthew Perkal	39	Chief Executive Officer and Director
Eric Greenhaus	31	Chief Financial Officer
Chris Chaice	54	Executive Vice President
Charles Garner	62	Executive Vice President and Secretary
Fred Arnold	71	Director
Benjamin Fader-Rattner	43	Director

Mohsin Y. Meghji serves as our Executive Chairman of the Board of Directors. Mr. Meghji was the principal sponsor of the Initial SPAC from 2015 to 2019, the Second SPAC from 2020 to 2023, the Third SPAC from 2021 to 2023 and the Fourth SPAC from 2021 to 2022. Mr. Meghji has served as the Managing Partner of M3 Partners since 2015 and is a nationally recognized U.S. turnaround professional with a track record of building value across a wide range of sectors, including power, energy and industrials. M3 Partners is a merchant banking, investment and restructuring advisory firm founded by Mr. Meghji which provides operational, strategic and financial advisory solutions to support complex businesses at inflection points in their growth trajectory. Mr. Meghji has more than 30 years of advisory and management experience in building value in companies that are facing financial, operational or strategic inflection points and transitions. He has accomplished this through both operating management and financial advisory roles, often in partnership with some of the world’s leading financial institutions, private equity firms and hedge fund investors.

Mr. Meghji has led the repositioning of, and driven value creation at, numerous businesses over the past two decades in an operating management or financial advisory capacity. In his capacity as a restructuring and financial advisory professional, Mr. Meghji has served periodically as Chief Restructuring Officer (or in an analogous position) of companies which elected to utilize bankruptcy proceedings as a part of their financial restructuring process and, as such, he served as an executive officer of various companies which filed bankruptcy petitions under federal law, including, without limitation, Mondee Holdings, Inc., True Value Company, L.L.C. and Zachry Holdings, Inc. in 2024, Sorrento Therapeutics, Inc. and Whittaker Clark & Daniels, Inc. in 2023, 245 Park Avenue Property LLC and 181 West Madison Property LLC in 2021, PWM Property Management LLC in 2021, Seadrill Partners LLC, Sable Permian Resources, LLC and Sanchez Energy Corporation in 2020, Barneys Inc. in 2019, and Sears Holdings Corporation in 2018. In that same capacity, Mr. Meghji also has periodically served as an independent director of companies, some of which similarly elected to utilize bankruptcy proceedings, including Philadelphia Energy Solutions Refining and Marketing LLC from August 2017 through March 2018, Toys ‘r Us from September 2017 through September 2018, Full Beauty Brands from August 2018 through February 2019, Intelsat Envision Holdings from May 2020 through March 2022, Frontier Communications from 2019 through 2021 and SHOPKO from 2018 through 2019. Mr. Meghji’s most recent corporate management role was at Springleaf, a subprime consumer finance company (now known as OneMain Holdings, Inc. (NYSE: OMF)), where he served as Executive Vice President and Head of Strategy and as Chief Executive Officer of its captive insurance companies, Merit Life Insurance Co. and Yosemite Insurance Company, from 2012 to 2014. These insurance companies provided life, property and casualty insurance coverage to Springleaf’s customers. Springleaf was created in late-2010 when American International Group, Inc. sold 80% of its subsidiary, American General Finance Inc., to affiliates of Fortress Investment Group LLC. At the time of the sale, American General Finance Inc. provided consumer loans, retail financing and mortgages to more than one million families through more than 1,100 branches located across the United States, Puerto Rico, the Virgin Islands and the United Kingdom. After multiple years of operating losses, Springleaf turned profitable in 2013 as a result of the strategic, management and operational improvements implemented by its new ownership and management team, evidencing a significant turnaround in its performance. Springleaf went public in October 2013 at a $1.95 billion valuation. As part of its senior management team and Head of Strategy for the company, Mr. Meghji played a key role in this successful transition.

Matthew Perkal, who serves as our Chief Executive Officer and one of our directors, also served as an Executive Vice President of the Second SPAC and as Chief Executive Officer of the Third SPAC and the Fourth SPAC. Since 2010, Mr. Perkal has led Brigade’s industry coverage for various sectors including retail, consumer, gaming and lodging, and has structured and led many of the firm’s successful deals in the private credit space including Barney’s and Sears. Mr. Perkal currently serves on the board of directors for Guitar Center Inc.. He also served as a Director of Greenfire Resources Ltd. (NYSE: GFR) from the time of its merger with the Second SPAC in September 2023 through December 2024. In his capacity as a restructuring and financial advisory professional, Mr. Perkal served as an independent director of companies, some of which elected to utilize bankruptcy proceedings, including Guitar Center from December 2020 through present and Gymboree from September 2017 through June 2020. Prior to joining Brigade, Mr. Perkal worked at Deutsche Bank as an Analyst in the Leveraged Finance Group from 2008-2010. In that capacity, Mr. Perkal also spent time on the Leveraged Debt Capital Markets Desk, selling both bank and bond deals. Mr. Perkal received a BS in Economics with a concentration in Finance and Accounting from the University of Pennsylvania’s Wharton School of Business.

Eric Greenhaus serves as our Chief Financial Officer. Mr. Greenhaus has been employed by M3 Partners since March 2020, where he currently is a Director. During his tenure at M3 Partners, Mr. Greenhaus has provided restructuring advisory and performance improvement services, as well as assisting with SEC reporting and transaction modeling for the Second SPAC and the Third SPAC. Prior to joining M3 Partners, Mr. Greenhaus worked at KPMG in their Deal Advisory & Strategy department from March 2018 through February 2020. Mr. Greenhaus also worked at Deloitte as an audit associate from September 2016 to February 2018, during which he maintained a Certified Public Accounting license. Mr. Greenhaus has extensive experience auditing and analyzing financial statements, conducting financial due diligence, managing liquidity, creating financial and forecasting models, business planning, and advising senior executives on strategic initiatives. Mr. Greenhaus received a Master of Accounting from the University of Michigan in 2016 and a B.A. in Business Administration from the University of Michigan in 2015. He currently sits on the Board of Directors of Triton Financial Limited.

Chris Chaice serves as our Executive Vice President and also served as an Executive Vice President of the Second SPAC and the Third SPAC. Since November 2012, Mr. Chaice has advised the Brigade investment team with respect to structuring investments, restructurings, bond and bank debt covenants, and litigations. Mr. Chaice served as a Senior Credit Attorney at Brigade from November 2012 until January 2021 and as Senior Attorney, Private Credit and Restructuring, from January 2021 until March 2022. In his capacity as a restructuring and financial advisory professional, Mr. Chaice served as an independent director of companies, some of which elected to utilize bankruptcy proceedings, including Sanchez Energy Corporation from October 2023 through present. Since April 2022, Mr. Chaice has served as a Partner & Head of Distressed Research at Brigade. Prior to joining Brigade, from July 2008 to October 2012, Mr. Chaice worked at Covenant Review, a fixed-income research firm, where he analyzed debt covenants, complex capital structures, and bankruptcy issues. Additionally, from August 2006 to May 2008, Mr. Chaice worked as an Analyst at Southpaw Asset Management, where he analyzed event-driven investment opportunities relating to bankruptcies, restructurings, liquidations and litigation. Prior to Southpaw, Mr. Chaice practiced law at Cahill Gordon & Reindel from September 1999 to September 2005, and at Willkie Farr & Gallagher from September 2005 to August 2006, where he specialized in capital markets transactions, primarily representing underwriters of high yield bonds and leveraged loans. Mr. Chaice received a BA in Political Science from Syracuse University and a law degree, cum laude, from New York University School of Law.

Charles Garner is an accomplished business and legal professional, with over 35 years of experience in M&A, corporate finance and business management. He was actively involved in all aspects of the business plan of the Prior SPACs, including formation, management and business combination activities. Mr. Garner joined M3 Partners in 2015 and currently serves as Senior Managing Director and General Counsel of M3 Partners. Mr. Garner began his career in 1987 as an attorney at Simpson Thacher & Bartlett, a leading international law firm, where he rose to become a partner in the corporate/banking group. Mr. Garner has served as Executive Managing Director and Chief Operating Officer of Island Capital Group LLC, a real estate-focused merchant banking firm, where he played key roles in the formation of Emirates National Securitisation Corporation (a joint venture with various entities of the Government of Dubai to create a mortgage securitization market in Dubai) and Island Global Yachting (a leading owner and operator of luxury and megayacht marinas). Among other positions, Mr. Garner also has served as Interim CEO of a European industrial software company focused on the utilities industry. Mr. Garner served as a director of IEA (with a short period of interruption) from March 2018 through its merger with MasTec, Inc. in October 2022 and served as the Chair of various Special Committees of independent directors of IEA in the review of financing and related transactions that led to the material increase in the equity and enterprise values of IEA during that period.

Frederick Arnold is a director. Mr. Arnold has over 40 years of experience in investment banking, corporate management and board governance. Mr. Arnold serves as a member of the boards of directors of Lehman Brothers Holdings Inc. since 2012 (and has served as Chairman of the Board since from January 2019), Pepco Group NV from June 2024 and Navient Corporation (NASDAQ: NAVI) since August 2018. He also has served as a director of Cyxtera Technologies, Inc. from April 2023 - January 2024, the Third SPAC from October 2021 - September 2023, Valaris PLC (NYSE: VAL) from November 2019 - April 2021, The We Company (and as a member of the New Committee) from June 2020 - July 2020, Corporate Capital Trust II from 2015 - 2016, Corporate Capital Trust (NYSE: CCT) from 2011 - December 2018 (Chairman 2017 - 2018), various members of the family of funds advised by FS/KKR Advisor, LLC (including FS KKR Capital Corp. (NYSE: FSK), FS Investment Corp II, FS Investment Corp. III and FS Investment Corp. IV) from December 2018 - November 2019, Syncora Holdings Ltd. (OTC BB: SYCRF) from September 2016 - January 2020, and CIFC Corp. (NASDAQ: CIFC) from 2011 - 2014. From 2015 - 2017, Mr. Arnold served as Managing Director and Chief Financial Officer of Convergex Group, LLC. Prior to that, he served as Executive Vice President and Chief Financial Officer of Capmark Financial Group Inc. from 2009 - 2011 and as Executive Vice President, Finance, for Masonite International Inc. from 2006 - 2007. From 2000 - 2004, Mr. Arnold served in various executive capacities for Willis Group Holdings and its subsidiaries, including as EVP of Finance, Development and Administration of Willis NA, and Group Chief Administrative Officer and Group Executive Vice President, Strategic Development, for Willis Group Holdings. Mr. Arnold began his career in investment banking at Lehman Brothers in 1980 and spent the following twenty years as an international investment banker, primarily at Lehman Brothers and at Smith Barney, where he served as Managing Director and Head of European Corporate Finance. Mr. Arnold earned a B.A. summa cum laude, in Economics from Amherst College, a MA in Jurisprudence from Oxford University and a J.D. from Yale Law School.

Benjamin Fader-Rattner is a director and has been a Managing Director at Nexus Capital Management LP since December 2023 where he focuses on credit opportunities. Prior to joining Nexus, Mr. Fader-Rattner led Space Summit Capital LLC, a special situations investment fund which he founded in January 2021. Previously, Mr. Fader-Rattner served as a director of the Third SPAC from October 2021 - September 2023 and he also served as President and a director of Osiris Acquisition Corp., a publicly listed special purpose acquisition company, from May 2021 - May 2024. Prior to founding Space Summit Capital LLC, Mr. Fader-Rattner was a Managing Director at Canyon Partners, where he led investments across the capital structure in several industries including retail and consumer, from 2008 to July 2020. Prior to Canyon, Mr. Fader-Rattner was an analyst at Glenview Capital in 2007, where he invested primarily in debt opportunities, an associate at The Carlyle Group from 2005 to 2007, where he focused on leveraged buyout transactions, and an analyst at Bear, Stearns & Co. Inc. from 2003 to 2005. Mr. Fader-Rattner received a B.S. in Economics, summa cum laude, from The Wharton School at the University of Pennsylvania.

Number and Terms of Office of Officers and Directors

Our board of directors consists of four members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Fader-Rattner will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Mr. Arnold will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Mr. Meghji and Mr. Perkal will expire at the third annual general meeting. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

Nasdaq rules require that a majority of our board of directors be independent within one year of our IPO. An “independent director” is defined generally as a person who, in the opinion of the Company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). We have two “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our board of directors has determined that Mr. Arnold and Mr. Fader-Rattner are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present. Pursuant to Nasdaq’s phase-in rules for newly listed companies, we have one year from the date on which we were first listed on Nasdaq for a majority of our board of directors to be independent. We intend to appoint at least one additional independent director within the applicable time period.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board and has the composition and responsibilities described below.

Audit Committee

Our board of directors has established an audit committee of the board of directors. Mr. Arnold and Mr. Fader-Rattner serve as the members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Mr. Arnold and Mr. Fader-Rattner are each independent. Pursuant to Nasdaq’s phase-in rules for newly listed companies, we have one year from the date on which we were first listed on Nasdaq for our audit committee to be made up of three independent directors. We intend to appoint an additional independent director to our audit committee within the applicable time period.

Mr. Arnold serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Arnold qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Our board of directors has established a compensation committee of our board of directors. The members of our compensation committee are Mr. Arnold and Mr. Fader-Rattner, and Mr. Fader-Rattner serves as chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Mr. Arnold and Mr. Fader-Rattner are each independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e) (2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Messrs. Arnold and Fader-Rattner. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for appointment to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, variety of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees (the “Code of Ethics”). The Code of Ethics codifies the business and ethical principles that govern all aspects of our business. A copy of the Code of Ethics is attached as an exhibit to this Annual Report. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website.

Insider Trading Policy

We have adopted an insider trading policy which governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of our Securities Trading Policy is attached as Exhibit 19.1 to this Annual Report.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the Company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty to exercise powers fairly as between different sections of shareholders;

(v)	duty not to put themselves in a position in which there is a conflict between their duty to the Company and their personal interests; and

(vi)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the Company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to at least one other entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Mohsin Y. Meghji	M-III Partners, LP	Financial Advisory Services	Managing Partner
Matthew Perkal	Brigade Capital Management, LP Guitar Center Inc.	Investments Retailer	Partner – Head of SPACs and Special Situations Board Member
Eric Greenhaus	M-III Partners, LP	Financial Advisory Services	Director
Chris Chaice	Brigade Capital Management, LP	Investments	Partner – Head of Distressed Research
Charles Garner	M-III Partners, LP	Financial Advisory Services	Senior Managing Director & General Counsel
Frederick Arnold	Lehman Brothers Holdings Inc. Navient Corporation Pepco Group NV	Investments Consumer Lending Retailer	Director & Current Chairman of the Board Director Director & Chairman of the Board
	Metropolitan Gaming Holdco Limited	Gaming & Entertainment	Director & Chairman of the Board
	Wittur International Holding GmbH	Elevator Components	Advisory Board Member

Benjamin Fader-Rattner	Space Summit Capital LLC Nexus Capital Management LP	Financial Services Financial Services	Managing Member Managing Director

In addition, our Sponsor and our officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other SPAC with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders currently hold founder shares and Private Placement Warrants. Our Sponsor, officers and directors have entered into the Letter Agreement, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of our initial business combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial business combination if we determine it is desirable to facilitate the completion of the initial business combination. Additionally, our Sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the Trust Account. If we do not complete our initial business combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Furthermore, our Sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, share consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable until 30 days following the completion of our initial business combination. Because certain of our officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, our officers or directors, the Sponsor Manager or the non-managing sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, our officers or directors, the Sponsor Manager or the non-managing sponsor investors. In the event we seek to complete an initial business combination with a target that is affiliated (as defined in our amended and restated memorandum and articles of association) with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm stating that the consideration to be paid by us in such an initial business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context. We are not required to obtain such an opinion in any other context. Except as described herein, none of our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, will be paid any finder’s fee, consulting fee or other compensation by the Company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). However, we may pay consulting, success or finder fees to our independent directors, our advisors, or their respective affiliates in connection with the consummation of our initial business combination.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our Sponsor, officers and directors have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote their founder shares and any shares purchased during or after the offering in favor of our initial business combination. The non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or public warrants they may have purchased in the IPO or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the Trust Account with respect to the Class A ordinary shares underlying the units they may have purchased in the IPO or thereafter as the rights afforded to our other public shareholders.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

None of our executive officers or directors have received any cash compensation for services rendered to us. Our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Further, we may pay consulting, success or finder fees to our independent directors, our advisors, or their respective affiliates in connection with the consummation of our initial business combination. We may also engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 25, 2025. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

The beneficial ownership of our ordinary shares is based on 28,750,000 Class A ordinary shares and 7,187,500 Class B ordinary shares as of March 25, 2025.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned	Number of Founder Shares Beneficially Owned(2)	Approximate Percentage of Total Voting Power
M3-Brigade Sponsor V LLC (our Sponsor)(3)	-	7,187,500	20.0%
Mohsin Y. Meghji (3)	-	7,187,500	20.0%
Frederick Arnold	-	-	-
Benjamin F. Rattner	-	-	-
Christopher Chaice	-	-	-
Charles H. F. Garner	-	-	-
Eric D. Greenhaus	-	-	-
Matthew Perkal	-	-	-
All officers and directors as a group (8 individuals)	-	7,187,500	20.0%
Picton Mahoney Asset Management(4)	1,875,000	-	6.5%
The Goldman Sachs Group, Inc.(5)	1,990,041	-	6.9%
Magnetar Financial LLC(6)	2,450,250	-	8.5%
Ramya Rao(7)	1,862,500	-	6.5%
HGC Investment Management Inc(8)	1,500,000	-	5.2%
AQR Capital Management, LLC(9)	1,480,609	-	5.2%
MM Asset Management Inc.(10)	1,575,000	-	5.5%
First Trust Merger Arbitrage Fund(11)	1,633,428	-	5.7%
Polar Asset Management Partners Inc.(12)	1,875,000	-	6.5%

(1)	Unless otherwise noted, the business address of each of the following is 1700 Broadway, 19th Floor, New York, NY 10019.

(2)	Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment.

(3)	M3-Brigade Sponsor V LLC, our Sponsor, is the record holder of such shares. M3-Brigade Acquisition Partners V Corp. is the sole managing member of M3-Brigade Acquisition V LLC and holds voting and investment discretion with respect to the Class B ordinary shares held of record by M3-Brigade Sponsor V LLC and Mohsin Y. Meghji is the sole officer and shareholder of M3-Brigade Acquisition V Corp. and holds voting and investment discretion with respect to the Class B ordinary shares held of record by M3-Brigade Sponsor V LLC. Each of M3-Brigade Acquisition Partners V Corp. and Mohsin Y. Meghji disclaims any beneficial ownership of the securities held by M3-Brigade Sponsor V LLC, other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	According to a Schedule 13G/A filed on February 11, 2025, interests shown are held by Picton Mahoney Asset Management, a company incorporated under the laws of Canada. The principal business address of Picton Mahoney Asset Management is 33 Yonge Street, #320, Toronto, Ontario M5E 1G4, Canada.

(5)	According to a Schedule 13G filed on February 14, 2025, by Goldman Sachs & Co. LLC, a New York limited liability company, and The Goldman Sachs Group, Inc., a Delaware corporation. The principal address of Goldman Sachs & Co. LLC and The Goldman Sachs Group, Inc. is 200 West Street, New York, NY 10282. The Goldman Sachs Group Inc. is the parent holding company of Goldman Sachs & Co. LLC and Goldman Sachs & Co. LLC is a registered broker or dealer and a registered investment advisor.

(6)	According to a Schedule 13G filed on November 6, 2024, by (a) Magnetar Constellation Master Fund, Ltd, a Cayman Islands exempted company, (b) Magnetar Xing He Master Fund Ltd, a Cayman Islands exempted company, (c) Magnetar SC Fund Ltd, a Cayman Islands exempted company, (d) Purpose Alternative Credit Fund Ltd, a Cayman Islands exempted company, (e) Magnetar Structured Credit Fund, LP, a Delaware limited partnership, (f) Magnetar Alpha Star Fund LLC, a Delaware limited liability company, (g) Magnetar Lake Credit Fund LLC, a Delaware limited liability company, and (h) Purpose Alternative Credit Fund - T LLC, a Delaware limited liability company (collectively, the “Magnetar Funds”). Magnetar Financial LLC, a Delaware limited liability company, serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial LLC exercises voting and investment power over the ordinary shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners LP, a Delaware limited partnership, serves as the sole member and parent holding company of Magnetar Financial LLC. Supernova Management LLC, a Delaware limited liability company, is the general partner of Magnetar Capital Partners LP. The manager of Supernova Management LLC is David J. Snyderman, a United States citizen. The principal address of each of Magnetar Financial LLC, Magnetar Capital Partners LP, Supernova Management LLC and David J. Snyderman is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(7)	According to a Schedule 13G filed on February 14, 2025, by Ramya Rao. The principal business address of Ramya Rao is 1 Churchill Place, London - E14 5HP.

(8)	According to a Schedule 13G filed on February 14, 2025 by HGC Investment Management Inc., a company incorporated under the laws of Canada, which serves as the investment manager to The HGC Fund LP, an Ontario limited partnership, with respect to the Class A ordinary shares held by HGC Investment Management Inc. on behalf of The HGC Fund LP. The principal business address of HGC Investment Management Inc. is 1027 Yonge St, Suite 301, Toronto, ON M4W 2K9.

(9)	According to a Schedule 13G/A filed on February 13, 2025, by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC. AQR Capital Management, LLC is a wholly owned subsidiary of AQR Capital Management Holdings, LLC. AQR Arbitrage, LLC is deemed to be controlled by AQR Capital Management, LLC. The principal address of AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC is One Greenwich Plaza, Suite 130, Greenwich, Connecticut 06830.

(10)	According to a Schedule 13G/A filed on February 10, 2025, by MMCAP International Inc. SPC and MM Asset Management Inc. The principal address of MMCAP International Inc. SPC is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY1-1108, Cayman Islands and MM Asset Management Inc. is 161 Bay Street, TD Canada Trust Tower, Suite 2240, Toronto, ON, M5J 2S1, Canada.

(11)	According to a Schedule 13G/A filed on November 14, 2024, by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”). The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212. As investment adviser to certain client accounts, FTCM has the authority to invest the funds of such client accounts in securities (including Class ordinary shares of the Issuer) as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of any Class A ordinary shares held in the client accounts. As of September 30, 2024, VARBX owned 1,633,428 Class A ordinary shares, while FTCM, FTCS and Sub GP collectively owned 1,899,510 Class A ordinary shares. FTCS and Sub GP may be deemed to control FTCM and therefore may be deemed to be beneficial owners of the Class A ordinary shares. No one individual controls FTCS or Sub GP. FTCS and Sub GP do not own any Class A ordinary shares for their own accounts.

(12)	According to a Schedule 13G filed on November 14, 2024 by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares directly held by PMSMF. The principal business address of Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On March 15, 2024, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in exchange for 7,178,500 founder shares.

The founder shares are identical to the Class A ordinary shares, except that:

●	prior to and/or in connection with the closing of our initial business combination, only holders of the founder shares will be entitled to vote on the appointment and removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the company or to adopt new constitutional documents of the company, in each case, as a result of the company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands);

●	the founder shares are subject to certain transfer restrictions, as described in more detail below;

●	the founder shares are entitled to registration rights;

●	the founder shares are automatically convertible into our Class A ordinary shares in connection with the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights;

●	our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of our initial business combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial business combination if we determine it is desirable to facilitate the completion of the initial business combination; (ii) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we have not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial business combination within the prescribed time frame and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination; and

●	the non-managing sponsor investors are not granted any shareholder or other rights in addition to those afforded to our other public shareholders, and will only be issued membership interests in our Sponsor, with no right to control our Sponsor or vote or dispose of any securities held by our Sponsor, including the founder shares and the Private Placement Warrants held by our Sponsor. The non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or public warrants they may have purchased in the IPO or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the Trust Account with respect to the Class A ordinary shares underlying the units they may have purchased in the IPO or thereafter as the rights afforded to our other public shareholders.

The Company’s initial shareholders have agreed, pursuant to lock-up provisions in the agreements entered into by our Sponsor and management team, not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial business combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial business combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, share consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination or (2) if the Company consummates a transaction after the initial business combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the Lock-up.

Except in certain limited circumstances, no member of our Sponsor (including the non-managing sponsor investors) may sell, transfer, assign, pledge, mortgage, charge, hypothecate, exchange or otherwise dispose, directly or indirectly, of all or any portion of its membership interests in our Sponsor.

Private Placement Warrants

Our Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters, purchased an aggregate of 8,337,500 Private Placement Warrants for an aggregate purchase price of $8,337,500 or $1.00 per warrant in a private placement that closed simultaneously with the closing of the IPO. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share.

Of those 8,337,500 Private Placement Warrants, the Sponsor purchased 5,043,750 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 3,293,750 Private Placement Warrants. The non-managing sponsor investors purchased, indirectly through the purchase of non-managing sponsor membership interests, an aggregate of 4,250,000 Private Placement Warrants at a price of $1.00 per warrant ($4,250,000 in the aggregate) in a private placement that closed simultaneously with the closing of the IPO. In connection with each non-managing sponsor investor purchasing, through our Sponsor, the Private Placement Warrants allocated to it in connection with the closing of the IPO, our Sponsor issued membership interests at a nominal purchase price to the non-managing sponsor investors reflecting interests in an aggregate of 3,400,000 founder shares held by our Sponsor. Membership interests reflecting interests in the remaining 3,787,500 founder shares held by the Sponsor are held by the Sponsor Manager.

The Private Placement Warrants are identical to the warrants sold in the IPO except that, so long as they are held by our Sponsor or its permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor Fitzgerald & Co. and/or its designees, will not be exercisable more than five years from the IPO in accordance with FINRA Rule 5110(g)(8).

Related Party Loans

Prior to the IPO, we issued a promissory note to the Sponsor, pursuant to which we could borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note was non-interest bearing and payable upon the earlier of (i) December 31, 2024 or (ii) the completion of the IPO. No amounts were borrowed under the Promissory Note and borrowings under the Promissory Note are not longer available.

In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to (except in the case of the committed Sponsor loans), loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans (which amount includes the committed Sponsor loans) may be convertible into Private Placement Warrants of the post business combination entity at a price of  $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account

Item 14. Principal Accountant Fees and Services.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from March 12, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $114,000 for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2024 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from March 12, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from March 12, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from March 12, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3)	Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description
1.1	Underwriting Agreement, dated July 31, 2024, by and between the Company and Cantor Fitzgerald & Co., as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-42171), filed with the Securities and Exchange Commission on August 6, 2024).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-42171), filed with the Securities and Exchange Commission on August 6, 2024).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-279951), filed with the SEC on July 18, 2024).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-279951), filed with the SEC on June 21, 2024).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-279951), filed with the SEC on June 21, 2024).
4.4	Warrant Agreement, dated July 31, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-42171), filed with the Securities and Exchange Commission on August 6, 2024).
4.5*	Description of Registrant’s Securities.
10.1	Letter Agreement, dated July 31, 2024, among the Company, its executive officers, its directors and M3-Brigade Sponsor V LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42171), filed with the Securities and Exchange Commission on August 6, 2024).

Exhibit Number	Description
10.2	Investment Management Trust Agreement, dated July 31, 2024, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42171), filed with the Securities and Exchange Commission on August 6, 2024).
10.3	Registration Rights Agreement, dated July 31, 2024, among the Company, M3-Brigade Sponsor V LP and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-42171), filed with the Securities and Exchange Commission on August 6, 2024).
10.4	Private Placement Warrants Purchase Agreement, dated July 31, 2024, between the Company and M3-Brigade Sponsor V LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-42171), filed with the Securities and Exchange Commission on August 6, 2024).
10.5	Private Placement Warrants Purchase Agreement, dated July 31, 2024, between the Company and Cantor, Fitzgerald & Co. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-42171), filed with the Securities and Exchange Commission on August 6, 2024).
10.6	Indemnity Agreement, dated July 31, 2024, between the Company and Mohsin Y. Meghji (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-42171), filed with the Securities and Exchange Commission on August 6, 2024).
10.7	Indemnity Agreement, dated July 31, 2024, between the Company and Matthew Perkal (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-42171), filed with the Securities and Exchange Commission on August 6, 2024).
10.8	Indemnity Agreement, dated July 31, 2024, between the Company and Chris Chaice (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-42171), filed with the Securities and Exchange Commission on August 6, 2024).
10.9	Indemnity Agreement, dated July 31, 2024, between the Company and Eric Greenhaus (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K (File No. 001-42171), filed with the Securities and Exchange Commission on August 6, 2024).
10.10	Indemnity Agreement, dated July 31, 2024, between the Company and Charles Garner (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K (File No. 001-42171), filed with the Securities and Exchange Commission on August 6, 2024).
10.11	Indemnity Agreement, dated July 31, 2024, between the Company and Frederick Arnold (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-42171), filed with the Securities and Exchange Commission on August 6, 2024).
10.12	Indemnity Agreement, dated July 31, 2024, between the Company and Benjamin Fader Rattner (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-42171), filed with the Securities and Exchange Commission on August 6, 2024).
10.8	Promissory Note issued to M3-Brigade Sponsor V LLC (formerly M3-Brigade Sponsor V LP) (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File. No. 333-279951), filed with the SEC on June 5, 2024).
10.9	Securities Subscription Agreement between the Company and M3-Brigade Sponsor V LLC (formerly M3-Brigade Sponsor V LP) (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File. No. 333-279951), filed with the SEC on June 5, 2024).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File. No. 333-279951), filed with the SEC on June 21, 2024).
19.1*	Securities Trading Policy of the Company
24.1*	Power of Attorney (included in the signature page of this Annual Report)
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1*	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2025

M3-Brigade Acquisition V Corp.

By:	/s/ Mohsin Y. Meghji
Name:	Mohsin Y. Meghji
Title:	Executive Chairman of the Board

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mohsin Y. Meghji and Charles Garner, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mohsin Y. Meghji	Executive Chairman of the Board of Directors	March 28, 2025
Mohsin Y. Meghji	(Principal Executive Officer)

/s/ Matthew Perkal	Chief Executive Officer and Director	March 28, 2025
Matthew Perkal

/s/ Eric Greenhaus	Chief Financial Officer	March 28, 2025
Eric Greenhaus	(Principal Financial Officer and Accounting Officer)

/s/ Frederick Arnold	Director	March 28, 2025
Frederick Arnold

/s/ Benjamin Fader Rattner	Director	March 28, 2025
Benjamin Fader Rattner

M3-BRIGADE ACQUISITION V CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

M3-Brigade Acquisition V Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of M3-Brigade Acquisition V Corp. (the “Company”) as of December 31, 2024, and the related statements of operations, changes in shareholder’s deficit, and cash flows for the period from March 12, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period from March 12, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York

March 28, 2025

PCAOB ID Number 100

M3-BRIGADE ACQUISITION V CORP.

BALANCE SHEET

DECEMBER 31, 2024

Assets:
Current assets
Cash	$821,188
Prepaid expenses, current	210,845
Other	41,250
Total current assets	1,073,283
Long-term prepaid expense	119,010
Investments held in Trust Account	294,617,243
Total Assets	$295,809,536

Liabilities and Shareholders’ Deficit:
Current liabilities
Accrued offering costs	$250,000
Accrued expenses	98,948
Advance from related party	378,757
Total current liabilities	727,705
Deferred underwriting fee payable	13,400,000
Total Liabilities	14,127,705

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of approximately $10.25 per share	294,617,243

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding	719
Additional paid-in capital	—
Accumulated deficit	(12,936,131)
Total Shareholders’ Deficit	(12,935,412)
Total Liabilities and Shareholders’ Deficit	$295,809,536

The accompanying notes are an integral part of the financial statements.

M3-BRIGADE ACQUISITION V CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 12, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

General and administrative costs	$453,416
Loss from operations	(453,416)

Other income:
Interest earned on investments held in Trust Account	5,679,743
Total other income, net	5,679,743
Net income	$5,226,327

Weighted average shares outstanding of Class A ordinary shares	14,813,559
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.24

Weighted average shares outstanding of Class B ordinary shares	6,733,051
Basic net income per ordinary share, Class B ordinary shares	$0.24

Weighted average shares outstanding of Class B ordinary shares	7,187,500
Diluted net income per ordinary share, Class B ordinary shares	$0.24

The accompanying notes are an integral part of the financial statements.

M3-BRIGADE ACQUISITION V CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 12, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 12, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(11,524,046)	(18,162,458)	(29,686,504)

Sale of 8,337,500 Private Placement Warrants	—	—	—	—	8,337,500	—	8,337,500

Fair value of Public Warrants at issuance	—	—	—	—	3,421,250	—	3,421,250

Allocated value of transaction costs to Class A shares	—	—	—	—	(258,985)	—	(258,985)

Net income	—	—	—	—	—	5,226,327	5,226,327

Balance – December 31, 2024	—	$—	7,187,500	$719	$—	$(12,936,131)	$(12,935,412)

The accompanying notes are an integral part of the financial statements.

M3-BRIGADE ACQUISITION V CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 12, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Cash Flows from Operating Activities:
Net income	$5,226,327
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	5,454
Payment of operation costs through advance from related party	142,233
Interest earned on investments held in Trust Account	(5,679,743)
Changes in operating assets and liabilities:
Other	(41,250)
Prepaid expenses	(254,856)
Accrued expenses	98,948
Net cash used in operating activities	(502,887)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(288,937,500)
Net cash used in investing activities	(288,937,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	282,500,000
Proceeds from sale of Private Placements Warrants	8,337,500
Payment of offering costs	(575,925)
Net cash provided by financing activities	290,261,575

Net Change in Cash	821,188
Cash – Beginning of period	—
Cash – End of period	$821,188

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$250,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$19,546
Deferred offering cost paid through advance from related party	$161,525
Prepaid expenses paid by advance from related party	$75,000
Deferred underwriting fee payable	$13,400,000

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from March 12, 2024 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The ordinary shares subject to redemption were recorded at their redemption value and classified as temporary equity upon the completion of the Initial Public Offering on August 2, 2024, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In the event the Company seeks shareholder approval for the Business Combination, the transaction would require a majority of the issued and outstanding shares voted to be in favor of the Business Combination.

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

Liquidity and Capital Resources

As of December 31, 2024, the Company had $821,188 in cash and working capital of $345,578. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40 “Going Concern,” and through the consummation of the Initial Public Offering, as of August 2, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $821,188 in cash and no cash equivalents as of December 31, 2024.

Investments Held in Trust Account

At December 31, 2024, the assets held in the Trust Account, amounting to $294,617,243, were held in mutual funds composed of U.S. treasury securities. Investments in mutual funds are presented on the balance sheets at fair value at the end of each reporting period. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consisted principally of professional and registration fees that were related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. The offering costs allocated to the Class A ordinary shares were charged to temporary equity and the offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ deficit as Public and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

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

The Company accounts for income taxes under ASC 740. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Class A Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

At December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(3,421,250)
Class A ordinary shares issuance costs	(19,148,011)
Plus:
Remeasurement of carrying value to redemption value	29,686,504
Class A ordinary shares subject to possible redemption, December 31, 2024	$294,617,243

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares, and the Company’s income and losses are shared pro rata between the two classes of shares as of December 31, 2024. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

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

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each period presented:

	For the Period from March 12, 2024 (Inception) Through December 31, 2024
	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$3,593,164	$1,633,163
Denominator:
Basic weighted average ordinary shares outstanding	14,813,559	6,733,051
Basic net income per ordinary share	$0.24	$0.24

	For the Period from March 12, 2024 (Inception) Through December 31, 2024
	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$3,518,944	$1,707,383
Denominator:
Diluted weighted average ordinary shares outstanding	14,813,559	7,187,500
Diluted net income per ordinary share	$0.24	$0.24

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 as of March 12, 2024 (inception). There was no effect to the Company’s presented financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): “Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Warrants

As of December 31, 2024, there were 22,712,500 warrants outstanding, including 14,375,000 warrants sold as part of the Units in the Initial Public Offering and 8,337,500 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due on demand. The Company had no borrowings under the promissory note as of December 31, 2024 and the loan is no longer available to be drawn upon.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2024, no such Working Capital Loans were outstanding.

Advance from Related Party

M3 Partners has advanced the Company $280,545 to be used for expenses related to the Initial Public Offering. Subsequently, M3 Partners advanced an additional $98,212 to the Company. As of December 31, 2024, the Company had $378,757 in advances from related party.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 28,750,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of December 31, 2024, there were 7,187,500 Class B ordinary shares issued and outstanding. The founder shares included an aggregate of up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On August 1, 2024, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 937,500 founder shares were no longer subject to forfeiture.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$294,617,243	$—	$—

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

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Period from March 12, 2024 (Inception) Through December 31, 2024
General and administrative costs	$453,416
Interest earned on investments held in Trust Account	$5,679,743

The key measures of segment profit or loss reviewed by our CODM are interest earned on investments held in Trust Account and general and administrative costs. The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.