Form 10-Q
period 2025-03-31
M3-Brigade Acquisition V Corp.
filed 2025-05-13
CIK 2016072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

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

As of May 12, 2025, there were 28,750,000 Class A ordinary shares, $0.0001 par value and 7,187,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

M3-BRIGADE ACQUISITION V CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three Months Ended March 31, 2025 and for the Period from March 12, 2024 (Inception) Through March 31, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2025 and for the Period from March 12, 2024 (Inception) Through March 31, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Three Months Ended March 31, 2025 and for the Period from March 12, 2024 (Inception) Through March 31, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	19
Item 4. Controls and Procedures	19
Part II. Other Information	20
Item 1. Legal Proceedings	20
Item 1A. Risk Factors	20
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	21
Part III. Signatures	22

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

M3-BRIGADE ACQUISITION V CORP.

CONDENSED BALANCE SHEETS

MARCH 31, 2025

	March 31, 2025 (Unaudited)	December 31, 2024
Assets:
Current assets
Cash	$818,638	$821,188
Prepaid expenses, current	267,146	210,845
Other	—	41,250
Total current assets	1,085,784	1,073,283
Long-term prepaid expense	69,650	119,010
Investments held in Trust Account	297,702,371	294,617,243
Total Assets	$298,857,805	$295,809,536

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$250,000	$250,000
Accrued expenses	182,051	98,948
Advances from related party	430,655	378,757
Total current liabilities	862,706	727,705
Deferred underwriting fee payable	13,400,000	13,400,000
Total Liabilities	14,262,706	14,127,705

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of approximately $10.35 and $10.25 per share as of March 31, 2025 and December 31, 2024, respectively	297,702,371	294,617,243

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of March 31, 2025 and December 31, 2024	719	719
Additional paid-in capital		—
Accumulated deficit	(13,107,991)	(12,936,131)
Total Shareholders’ Deficit	(13,107,272)	(12,935,412)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$298,857,805	$295,809,536

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION V CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Period from March 12, 2024 (Inception) Through March 31,
	2025	2024
General and administrative costs	$171,860	$15,874
Loss from operations	(171,860)	(15,874)

Other income:
Interest earned on investments held in Trust Account	3,085,128	—
Total other income	3,085,128	—
Net income (loss)	$2,913,268	$(15,874)

Weighted average shares outstanding of Class A ordinary shares	28,750,000	—
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.08	$—

Weighted average shares outstanding of Class B ordinary shares (1)	7,187,500	6,250,000
Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.08	$(0.00)

(1)	The period from March 12, 2024 (inception) through March 31, 2024, excludes an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised (Note 5). On August 2, 2024, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 937,500 Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION V CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	—	$—	7,187,500	$719	$—	$(12,936,131)	$(12,935,412)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,085,128)	(3,085,128)

Net income	—	—	—	—	—	2,913,268	2,913,268

Balance – March 31, 2025 (unaudited)	—	$—	7,187,500	$719	$—	$(13,107,991)	$(13,107,272)

FOR THE PERIOD FROM MARCH 12, 2024 (INCEPTION) THROUGH MARCH 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – March 12, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000

Net loss	—	—	—	—	—	(15,874)	(15,874)

Balance – March 31, 2024 (unaudited)	—	$—	7,187,500	$719	$24,281	$(15,874)	$9,126

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION V CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2025	For the Period from March 12, 2024 (Inception) Through March 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$2,913,268	$(15,874)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	5,454
Payment of general and administrative costs through promissory note	51,898	—
Interest earned on investments held in Trust Account	(3,085,128)	—
Changes in operating assets and liabilities:
Other receivable	41,250	—
Prepaid expenses	(6,941)	—
Accrued expenses	83,103	10,420
Net cash used in operating activities	(2,550)	—

Net Change in Cash	(2,550)	—
Cash – Beginning of period	821,188	—
Cash – End of period	$818,638	$—

Noncash investing and financing activities:
Offering costs included in accrued offering costs	$—	$80,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$19,546

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from March 12, 2024 (inception) through March 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs relating to the Initial Public Offering amounted to $19,406,996, consisting of $5,000,000 of cash underwriting fees, $13,400,000 of deferred underwriting fees (see additional discussion in Note 6), and $1,006,996 of other offering costs.

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

MARCH 31, 2025

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

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Liquidity and Capital Resources

As of March 31, 2025, the Company had $818,638 in cash and working capital of $223,078. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these unaudited condensed financial statements. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2025. The interim results for the three months ended March 31, 2025 and for the period from March 12, 2024 (inception) through March 31, 2024, are not necessarily indicative of the results to be expected for the period ending December 31, 2025 or for any future periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $818,638 and $821,188 in cash as of March 31, 2025 and December 31, 2024, respectively. The Company had no cash equivalents as of March 31, 2025 and December 31, 2024.

Investments Held in Trust Account

At March 31, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $297,702,371 and $294,617,243, respectively, were held in mutual funds composed of U.S. treasury securities. Investments in mutual funds are presented on the condensed balance sheets at fair value at the end of each reporting period. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

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

The Company accounts for income taxes under ASC 740. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

Class A Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at March 31, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

At March 31, 2025 and December 31, 2024, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(3,421,250)
Class A ordinary shares issuance costs	(19,148,011)
Plus:
Accretion for Class A ordinary shares to redemption amount	29,686,504
Class A ordinary shares subject to possible redemption, December 31, 2024	294,617,243
Plus:
Accretion for Class A ordinary shares to redemption amount	3,085,128
Class A ordinary shares subject to possible redemption, March 31, 2025	$297,702,371

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares, and the Company’s income and losses are shared pro rata between the two classes of shares for the three months ended March 31, 2025. For the period from March 12, 2024 (inception) through March 31, 2024, the Company had one class of share outstanding – Class B ordinary shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

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

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each period presented:

	For the Three Months Ended March 31, 2025		For the Period from March 12, 2024 (Inception) Through March 31, 2024
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$2,330,614	$582,654	$—	$(15,874)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,750,000	7,187,500	—	6,250,000
Basic and diluted net income (loss) per ordinary share	$0.08	$0.08	$—	$(0.00)

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 at its inception.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Warrants

As of March 31, 2025 and December 31, 2024, there were 22,712,500 warrants outstanding, including 14,375,000 warrants sold as part of the Units in the Initial Public Offering and 8,337,500 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

MARCH 31, 2025

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

MARCH 31, 2025

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

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due on demand. As of the Initial Public Offering, the loan was repaid and was no longer available to be drawn upon.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

Advance from Related Party

M3 Partners has advanced the Company $280,545 to be used for expenses related to the Initial Public Offering. Subsequently, M3 Partners advanced an additional $98,212 and $51,898 to the Company as of December 31, 2024 and during the three months ended March 31, 2025, respectively. As of March 31, 2025 and December 31, 2024, the Company had $430,655 and $378,757 in advances from related party, respectively. On April 4, 2025, the Company repaid M3 Partners $378,757 of these outstanding advances.

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

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine and Israel-Hamas conflicts, as well as the changes in the economic and strategic policies of the United States. Although the length and impact of these circumstances are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, import costs, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any new sanctions or economic policies could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from these circumstances and subsequent sanctions or other actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 28,750,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of March 31, 2025 and December 31, 2024, there were 7,187,500 Class B ordinary shares issued and outstanding. The founder shares included an aggregate of up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On August 1, 2024, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 937,500 founder shares were no longer subject to forfeiture.

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

MARCH 31, 2025

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. There were no transfers between levels of fair value hierarchy during the periods ended December 31, 2024 and March 31, 2025.

March 31, 2025

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$297,702,371	$—	$—

December 31, 2024

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$294,617,243	$—	$—

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31, 2025	For the Period from March 12, 2024 (Inception) Through March 31, 2024
General and administrative costs	$171,860	$15,874
Interest earned on investments held in Trust Account	$3,085,128	$—

	March 31, 2025	December 31, 2024
Cash	$818,638	$821,188
Investments held in Trust Account	$297,702,371	$294,617,243

The key measures of segment profit or loss reviewed by the CODM are interest earned on investments held in Trust Account and general and administrative costs. The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 4, 2025, the Company repaid M3 Partners $378,757 of outstanding balances recorded as advances from related party in the accompanying condensed balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to M3-Brigade Acquisition V Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to M3-Brigade Sponsor V LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 12, 2024 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net income of $2,913,268, which consists of $3,085,128 from interest earned on marketable securities held in Trust Account, offset by $171,860 of general and administrative costs.

For the period from March 12, 2024 (inception) through March 31, 2024, we had net loss of $15,874, which consists primarily of general and administrative costs.

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

As of March 31, 2025, we had marketable securities held in the Trust Account of $297,702,371. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2025, we had cash of $818,638. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified no critical accounting policies.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 at its inception.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarter Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 28, 2025. In addition, the recent volatility and disruption resulting from recent changes and future in the economic and strategic policies of the United States could lead to market disruptions, including significant volatility in commodity prices, import costs, credit and capital markets, as well as supply chain interruptions. These disruptions could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC, other than those described above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the quarterly period covered by the Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of 8,337,500 Private Placement Warrants to the Sponsor in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $8,337,500. The Private Placement Warrants (and underlying securities) are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, as filed with the SEC on November 13, 2024. There has been no material change in the planned use of proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

M3-BRIGADE ACQUISITION V CORP.

Date: May 13, 2025	By:	/s/ Mohsin Y. Meghji
	Name:	Mohsin Y. Meghji
	Title:	Executive Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Eric Greenhaus
	Name:	Eric Greenhaus
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)