Form 10-Q
period 2025-06-30
M3-Brigade Acquisition V Corp.
filed 2025-08-14
CIK 2016072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 14, 2025, there were 28,750,000 Class A ordinary shares, $0.0001 par value per share, and 7,187,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

M3-BRIGADE ACQUISITION V CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2025(Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2025 and for the Three Months Ended June 30, 2024 and for the Period from March 12, 2024 (Inception) Through June 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2025 and for the Three Months Ended June 30, 2024 and for the Period from March 12, 2024 (Inception) Through June 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2025 and for the Period from March 12, 2024 (Inception) Through June 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25
Part II. Other Information	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27
Part III. Signatures	28

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

M3-BRIGADE ACQUISITION V CORP.

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Current assets
Cash	$799,996	$821,188
Prepaid expenses, current	242,230	210,845
Due from related party	527	—
Other	—	41,250
Total current assets	1,042,753	1,073,283
Long-term prepaid expense	20,291	119,010
Investments held in Trust Account	300,806,115	294,617,243
Total Assets	$301,869,159	$295,809,536

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$250,000	$250,000
Accrued expenses	939,767	98,948
Convertible promissory note – related party	500,000	—
Advances from related party	—	378,757
Total current liabilities	1,689,767	727,705
Deferred underwriting fee payable	13,400,000	13,400,000
Total Liabilities	15,089,767	14,127,705

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of approximately $10.46 and $10.25 per share as of June 30, 2025 and December 31, 2024, respectively	300,806,115	294,617,243

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of June 30, 2025 and December 31, 2024	719	719
Additional paid-in capital	—	—
Accumulated deficit	(14,027,442)	(12,936,131)
Total Shareholders’ Deficit	(14,026,723)	(12,935,412)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$301,869,159	$295,809,536

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION V CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	For the Period from March 12, 2024 (Inception) Through June 30, 2024
General and operating costs	$873,724	$33,600	$1,045,584	$49,474
Loss from operations	(873,724)	(33,600)	(1,045,584)	(49,474)

OTHER INCOME (EXPENSE)
Compensation expense	(45,727)	—	(45,727)	—
Interest earned on marketable securities held in Trust Account	3,103,744	—	6,188,872	—
Total other income	3,058,017	—	6,143,145	—

NET INCOME (LOSS)	$2,184,293	$(33,600)	$5,097,561	$(49,474)

Basic and diluted weighted average shares outstanding, Class A Redeemable shares	28,750,000	—	28,750,000	—
Basic and diluted net income per share	$0.06	$—	$0.14	$—
Basic and diluted weighted average shares outstanding, Class B Non-redeemable shares (1)	7,187,500	6,250,000	7,187,500	6,250,000
Basic and diluted net loss per share	$0.06	$(0.01)	$0.14	$(0.01)

(1)	Excludes an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised (see Note 5). On August 2, 2024, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 937,500 Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION V CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	—	$—	7,187,500	$719	$—	$(12,936,131)	$(12,935,412)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,085,128)	(3,085,128)

Net income	—	—	—	—	—	2,913,268	2,913,268

Balance – March 31, 2025 (unaudited)	—	$—	7,187,500	$719	$—	$(13,107,991)	$(13,107,272)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,103,744)	(3,103,744)

Net income	—	—	—	—	—	2,184,293	2,184,293

Balance – June 30, 2025 (unaudited)	—	$—	7,187,500	$719	$—	$(14,027,442)	$(14,026,723)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND

FOR THE PERIOD FROM MARCH 12, 2024 (INCEPTION) THROUGH JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — March 12, 2024	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Original Sponsor(1)	—	—	7,187,500	719	24,281	—	25,000

Net loss	—	—	—	—	—	(15,874)	(15,874)

Balance – March 31, 2024	—	$—	7,187,500	$719	$24,281	$(15,874)	$9,126

Net loss	—	—	—	—	—	(33,600)	(33,600)

Balance – June 30, 2024	—	$—	7,187,500	$719	$24,281	$(49,474)	$(24,474)

(1)	Includes an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriter’s over-allotment option is exercised (see Note 5). On August 2, 2024, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 937,500 Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION V CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2025	For the Period from March 12, 2024 (Inception) Through June 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$5,097,561	$(49,474)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Original Sponsor in exchange for issuance of Class B ordinary shares	—	5,454
General and administrative costs paid through advance from related party	—	44,020
Payment of general and administrative costs through promissory note	51,898	—
Interest earned on investments held in Trust Account	(6,188,872)	—
Changes in operating assets and liabilities:
Other receivable	41,250	—
Prepaid expenses	67,334	—
Due from related party	(527)
Accrued expenses	840,819	—
Net cash used in operating activities	(90,537)	—

Cash Flows from Financing Activities:
Repayment of advances from related party	(430,655)	—
Proceeds from promissory note – related party	500,000	—
Net cash provided by financing activities	69,345	—

Net Change in Cash	(21,192)	—
Cash – Beginning of period	821,188	—
Cash – End of period	$799,996	$—

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$590,306
Deferred offering costs paid through advance from related party	$—	$123,858
Deferred offering costs paid by Original Sponsor in exchange for issuance of Class B ordinary shares	$—	$19,546

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

M3-Brigade Acquisition V Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on March 12, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). As of June 30, 2025, the Company had not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company. See Note 10 for a discussion of the agreement entered into by the Company after June 30, 2025 with respect to an initial Business Combination.

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from March 12, 2024 (inception) through June 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,337,500 warrants (the “Private Placement Warrants”) to the Original Sponsor and Cantor Fitzgerald & Co. at a price of $1.00 per warrant, or $8,337,500, which is described in Note 4. Of those 8,337,500 Private Placement Warrants, the Original Sponsor purchased 5,043,750 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 3,293,750 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Certain institutional investors who are not affiliated with any member of management, the Original Sponsor or any other investor in the Original Sponsor provided approximately 50.1% of the capital utilized by the Original Sponsor to purchase the Private Placement Warrants and, as a result, indirectly hold approximately 50.1% of such warrants. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Warrants, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions).

Transaction costs relating to the Initial Public Offering amounted to $19,406,996, consisting of $5,000,000 of cash underwriting fees, $13,400,000 of deferred underwriting fees (see additional discussion in Note 6), and $1,006,996 of other offering costs.

The Company’s former sponsor is M3-Brigade Sponsor V LLC, a Delaware limited liability company (the “Original Sponsor”), formerly known as M3-Brigade Sponsor V LP, a Delaware limited partnership. On May 23, 2025, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the Original Sponsor and MI7 Sponsor, LLC, a Delaware limited liability company (the “Sponsor”), pursuant to which the Original Sponsor agreed to sell, and the Sponsor agreed to purchase, 7,187,500 Class B ordinary shares, par value $0.0001 per share, and 5,043,750 Private Placement Warrants of the Company owned by the Original Sponsor (collectively, the “Transferred Sponsor SPAC Securities”) for an aggregate purchase price of $6,467,500 (the “Closing Cash Purchase Price”). The transactions contemplated by the Agreement were consummated on May 27, 2025 (the “Closing”). At the Closing, the Original Sponsor delivered to the Sponsor an assignment of the Transferred Sponsor SPAC Securities against payment of the Closing Cash Purchase Price.

Also on May 27, 2025, the Sponsor entered into an agreement to purchase 3,293,750 additional Private Placement Warrants of the Company from Cantor Fitzgerald & Co. (the “Cantor Warrants”) for an aggregate purchase price of $10, which was consummated on May 27, 2025, upon which Cantor Fitzgerald & Co. delivered to the Sponsor an assignment of the Cantor Warrants.

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

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

The Original Sponsor, officers and directors have entered into a letter agreement (the “Letter Agreement”) with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its Initial Business Combination or to redeem 100% of the Company’s public shares if it has not consummated an Initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Pursuant to the Letter Agreement, the Original Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company (except for the Company’s independent auditors), or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement (except for the Company’s independent auditors), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Original Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Original Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Original Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Original Sponsor would be able to satisfy those obligations.

Pursuant to the Securities Purchase Agreement, on May 27, 2025, the Company entered into an Assignment and Assumption Agreement with the Sponsor, the Original Sponsor and the Company’s directors and executive officers, pursuant to which the Original Sponsor assigned to the Sponsor, and the Sponsor assumed, all of the Original Sponsor’s rights, title and interests under the Letter Agreement, and the Sponsor agreed to be bound by all terms, conditions, and covenants and be entitled to all the terms and provisions therein.

Liquidity and Capital Resources

As of June 30, 2025, the Company had $799,996 in cash and a working capital deficit of $647,014. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” management has determined that the Company’s liquidity concerns and mandatory liquidation date raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.

On June 16, 2025, the Company issued a promissory note (the “Note”) to the Sponsor, pursuant to which the Company can borrow up to an aggregate principal amount of $2,500,000 from the Sponsor. The Note bears no interest and is payable in full upon the consummation of the Company’s initial business combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the Note may be accelerated. If the Company does not consummate an initial business combination, the Note will be repaid solely to the extent the Company has funds available outside its trust account established in connection with the Company’s initial public offering. On June 18, 2025, the Company borrowed $500,000 under the Note.

The Company may need to raise additional funds, other than any potential borrowings under the Note, in order to meet the expenditures required for operating its business. However, if the estimate of the costs of completing the transactions contemplated by the agreement with respect to an initial Business Combination discussed in Note 10 are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the completion of a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2025. The interim results for the three and six months ended June 30, 2025 and for the period from March 12, 2024 (inception) through June 30, 2024, are not necessarily indicative of the results to be expected for the period ending December 31, 2025 or for any future periods.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $799,996 and $821,188 in cash as of June 30, 2025 and December 31, 2024, respectively. The Company had no cash equivalents as of June 30, 2025 and December 31, 2024.

Investments Held in Trust Account

At June 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $300,806,115 and $294,617,243, respectively, were held in mutual funds composed of U.S. treasury securities. Investments in mutual funds are presented on the condensed balance sheets at fair value at the end of each reporting period. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Convertible Promissory Note – Related Party

The Company accounts for the promissory note (the “Note”) issued on June 16, 2025 to Sponsor under ASC Topic 470 and is measured at amortized cost. The embedded conversion feature was evaluated under ASC Topic 815 and determined to meet the “own equity” scope exception and therefore bifurcation is not required. No other embedded features require separate recognition. The fair value option under ASC 825 is not permitted. Accordingly, the Note is measured at the amount of cash proceeds received from the holder.

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

The Company accounts for income taxes under ASC 740. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Warrant Instruments

The Company accounts for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instrument under equity treatment at its assigned value.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Class A Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at June 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

At June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(3,421,250)
Class A ordinary shares issuance costs	(19,148,011)
Plus:
Accretion for Class A ordinary shares to redemption amount	29,686,504
Class A ordinary shares subject to possible redemption, December 31, 2024	294,617,243
Plus:
Accretion for Class A ordinary shares to redemption amount	3,085,128
Class A ordinary shares subject to possible redemption, March 31, 2025	$297,702,371
Plus:
Accretion for Class A ordinary shares to redemption amount	3,103,744
Class A ordinary shares subject to possible redemption, June 30, 2025	$300,806,115

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares, and the Company’s income and losses are shared pro rata between the two classes of shares for the three and six months ended June 30, 2025. For the period from March 12, 2024 (inception) through June 30, 2024, the Company had one class of share outstanding – Class B ordinary shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 22,712,500 Class A ordinary shares because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each period presented:

	For the Three Months Ended June 30, 2025		For the Three Months Ended June 30, 2024
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,747,434	$436,859	$—	$(33,600)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,750,000	7,187,500	—	6,250,000
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$—	$(0.01)

	For the Six Months Ended June 30, 2025		For the Period from March 12, 2024 (Inception) Through March 31, 2024
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$4,078,049	$1,019,512	$—	$(49,474)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,750,000	7,187,500	—	6,250,000
Basic and diluted net income (loss) per ordinary share	$0.14	$0.14	$—	$(0.01)

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

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

Warrants

As of June 30, 2025 and December 31, 2024, there were 22,712,500 warrants outstanding, including 14,375,000 warrants sold as part of the Units in the Initial Public Offering and 8,337,500 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Original Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters, purchased an aggregate of 8,337,500 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $8,337,500 in the aggregate. Of those 8,337,500 Private Placement Warrants, the Original Sponsor purchased 5,043,750 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 3,293,750 Private Placement Warrants. Certain institutional investors who are not affiliated with any member of management (the “non-managing sponsor investors”), the Original Sponsor or any other investor in the Original Sponsor provided approximately 50.1% of the capital utilized by the Original Sponsor to purchase the Private Placement Warrants and, as a result, indirectly hold approximately 50.1% of such warrants. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Original Sponsor, Cantor Fitzgerald & Co. or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by Cantor Fitzgerald & Co. and/or its designees, will not be exercisable more than five years from the date of the Initial Public Offering in accordance with Financial Industry Regulatory Authority Rule 5110(g)(8).

On May 23, 2025, the Company entered into the Securities Purchase Agreement with the Original Sponsor and the Sponsor, pursuant to which the Original Sponsor agreed to sell, and the Sponsor agreed to purchase, 7,187,500 Class B ordinary shares, par value $0.0001 per share, and 5,043,750 Private Placement Warrants of the Company owned by the Original Sponsor for an aggregate purchase price of $6,467,500. The transactions contemplated by the Securities Purchase Agreement were consummated on May 27, 2025. At the Closing, the Original Sponsor delivered to the Sponsor an assignment of the Transferred Sponsor SPAC Securities against payment of the Closing Cash Purchase Price. Also on May 27, 2025, the Sponsor entered into an agreement to purchase 3,293,750 additional Private Placement Warrants of the Company from Cantor Fitzgerald & Co. for an aggregate purchase price of $10, which was consummated on May 27, 2025, upon which Cantor Fitzgerald & Co. delivered to the Sponsor an assignment of the Cantor Warrants.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The Original Sponsor, officers and directors have entered into the Letter Agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

Pursuant to the Securities Purchase Agreement, on May 27, 2025, the Company entered into an Assignment and Assumption Agreement with the Sponsor, the Original Sponsor and the Company’s directors and executive officers, pursuant to which the Original Sponsor assigned to the Sponsor, and the Sponsor assumed, all of Original Sponsor’s rights, title and interests under the Letter Agreement, and the Sponsor agreed to be bound by all terms, conditions, and covenants and be entitled to all the terms and provisions therein. The Company also entered into an Assignment and Assumption Agreement with the Sponsor and the Original Sponsor, pursuant to which the Original Sponsor assigned to the Sponsor, and the Sponsor assumed, all of Original Sponsor’s rights, title and interests under the Registration Rights Agreement, dated as of July 31, 2024, by and among the Company, Original Sponsor and Cantor Fitzgerald & Co., pursuant to which the Sponsor agreed to be bound by all terms, conditions, and covenants and be entitled to all the terms and provisions therein.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On March 15, 2024, the Original Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 7,187,500 founders shares to the Original Sponsor. As the underwriters’ over-allotment was exercised in full as part of the Initial Public Offering, none of the founder shares are subject to forfeiture.

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

On May 23, 2025, the Company entered into the Securities Purchase Agreement with the Original Sponsor and the Sponsor, pursuant to which the Original Sponsor agreed to sell, and the Sponsor agreed to purchase, 7,187,500 Class B ordinary shares, par value $0.0001 per share, and 5,043,750 Private Placement Warrants of the Company owned by the Original Sponsor for an aggregate purchase price of $6,467,500. The transactions contemplated by the Agreement were consummated on May 27, 2025. At the Closing, the Original Sponsor delivered to the Sponsor an assignment of the Transferred Sponsor SPAC Securities against payment of the Closing Cash Purchase Price.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Convertible Promissory Note — Related Party

The Original Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due on demand. As of the Initial Public Offering, the loan was repaid and was no longer available to be drawn upon.

On June 16, 2025, the Company issued a promissory note (the “Note”) to the Sponsor, pursuant to which the Company can borrow up to an aggregate principal amount of $2,500,000 from the Sponsor. The Note bears no interest and is payable in full upon the consummation of the Company’s initial business combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the Note may be accelerated. Upon consummation of a Business Combination, Sponsor shall have the option, but not the obligation, to convert up to $1,500,000 of the outstanding unpaid principal balance under this Note, into Private Placement Warrants at the purchase price of $1.00 per Private Placement Warrant, each such Private Placement Warrant exercisable to purchase one Class A ordinary share of the Company at $11.50 per share, subject to adjustment. If the Company does not consummate an initial business combination, the Note will be repaid solely to the extent the Company has funds available outside its trust account established in connection with the Company’s initial public offering. On June 18, 2025, the Company borrowed $500,000 under the Note. The proceeds of the Note will be used to provide the Company with general working capital. As of June 30, 2025 and December 31, 2024, there were $500,000 and $0, respectively, outstanding under the Note.

The Company accounts for the Note in accordance with ASC 470 and has determined that the embedded derivative within the Note does not require bifurcation. The Note was issued in a related-party transaction that was not conducted at arm’s length. Accordingly, the Note is measured at the amount of cash proceeds received from the holder.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans, which would include any potential borrowings under the Note, may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

Advance from Related Party

The Original Sponsor has advanced the Company $280,545 to be used for expenses related to the Initial Public Offering. Subsequently, the Original Sponsor advanced an additional $98,212 and $51,898 to the Company as of December 31, 2024 and during the three months ended June 30, 2025, respectively. On April 4, 2025, the Company repaid the Original Sponsor $378,757 of these outstanding advances. As of June 30, 2025 and December 31, 2024, the Company had $0 and $378,757 in advances from related party, respectively.

Independent Directors Compensation

On June 26, 2025, the Company adopted a Non-Employee Director Compensation Plan to attract and retain highly qualified individuals to serve as non-employee directors. Effective October 1, 2025, the Company will compensate its independent directors through cash payments for their service on the Board of Directors. For the three and six months ended June 30, 2025, and 2024, the Company recognized approximately $46,000 and $0, respectively, in director compensation expense within its unaudited condensed statements of operations. The related accrued compensation, included in accrued expenses on the condensed balance sheets, was approximately $46,000 and $0 as of June 30, 2025, and December 31, 2024, respectively.

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

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 28,750,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were 7,187,500 Class B ordinary shares issued and outstanding. The founder shares included an aggregate of up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On August 1, 2024, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 937,500 founder shares were no longer subject to forfeiture.

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

JUNE 30, 2025

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. There were no transfers between levels of fair value hierarchy during the periods ended December 31, 2024 and June 30, 2025.

June 30, 2025

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$300,806,115	$—	$—

December 31, 2024

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$294,617,243	$—	$—

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

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	For the Period from March 12, 2024 (Inception) Through June 30, 2024
General and administrative costs	$873,724	$33,600	$1,045,584	$49,474
Interest earned on investments held in Trust Account	$3,103,744	$—	$6,188,872	$—

	June 30, 2025	December 31, 2024
Cash	$799,996	$821,188
Investments held in Trust Account	$300,806,115	$294,617,243

The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

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

On July 7, 2025, the Company, ReserveOne, Inc., a Delaware corporation (“ReserveOne”), ReserveOne Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of ReserveOne (“Pubco”), R1 SPAC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“SPAC Merger Sub”), and R1 Company Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Company Merger Sub” and, together with the SPAC Merger Sub, the “Merger Subs”), entered into a business combination agreement (the “Business Combination Agreement”).

As a result of the transactions contemplated by the Business Combination Agreement, the Company will be de-registered in the Cayman Islands and register by way of continuation to the State of Delaware and domesticate as a Delaware corporation (the “Domestication”).

Following the Domestication, SPAC Merger Sub will merge with and into the Company (the “SPAC Merger”), with the Company continuing as the surviving entity (the “SPAC Surviving Subsidiary”), and as a result of which the Company will be a wholly-owned subsidiary of Pubco. Promptly following the SPAC Merger, Company Merger Sub will merge with and into ReserveOne (the “Company Merger” and, together with the SPAC Merger, the “Mergers”), with ReserveOne continuing as the surviving company (the “Company Surviving Subsidiary”), and as a result of which ReserveOne will be a wholly-owned subsidiary of Pubco.

As a result of the Mergers, Pubco will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with applicable laws.

The shares of Pubco Class A common stock, par value $0.0001 per share, will be listed for trading and will be freely transferable, subject to the transfer restrictions set forth in the Sponsor Support Agreement and the Lock-Up Agreement and any restrictions pursuant to applicable laws. The shares of Pubco Class B common stock, par value $0.0001 per share, will not be listed or freely transferable.

The Closing is expected to occur in the fourth quarter of 2025, subject to the satisfaction of certain customary closing conditions.

On July 16, 2025, the Company and the Sponsor entered into the First Amendment to the Note (the “Note Amendment”), solely to correct a scrivener’s error regarding the Sponsor’s option to convert up to $1,500,000 of the outstanding unpaid principal balance under the Note into Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant. Pursuant to the Note Amendment, the purchase price per Private Placement Warrant was corrected to reflect a purchase price of $1.00 per Private Placement Warrant upon conversion under the Note. All other terms of the Note remain unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to M3-Brigade Acquisition V Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Original Sponsor” refer to M3-Brigade Sponsor V LLC and “Sponsor” refer to M17 Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

Business Combination Agreement

On July 7, 2025, the Company, ReserveOne, Inc., a Delaware corporation (“ReserveOne”), ReserveOne Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of ReserveOne (“Pubco”), R1 SPAC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“SPAC Merger Sub”), and R1 Company Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Company Merger Sub” and, together with the SPAC Merger Sub, the “Merger Subs”), entered into a business combination agreement (the “Business Combination Agreement”).

As a result of the transactions contemplated by the Business Combination Agreement, the Company will be de-registered in the Cayman Islands and register by way of continuation to the State of Delaware and domesticate as a Delaware corporation (the “Domestication”).

As a result of the Domestication, (i) each Class A ordinary share of the Company issued and outstanding immediately prior to the Domestication will convert into one share of Class A-1 common stock of the Company, par value $0.0001 per share (the “Company Class A-1 Common Shares”); (ii) each Class B ordinary share of the Company will convert into one share of Class A-2 common stock of the Company, par value $0.0001 per share (the “Company Class A-2 Common Shares”); and (iii) each Company warrant to purchase a Class A ordinary shares of the Company, issued and outstanding immediately prior to the Domestication will convert into a warrant to purchase one Company Class A-1 Common Share at an exercise price of $11.50 (the “Company Warrants”).

Following the Domestication, (i) SPAC Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity, and as a result of which the Company will be a wholly-owned subsidiary of Pubco. In connection with the consummation of the SPAC Merger, (a) each issued and outstanding Company Class A-1 Common Share will be automatically canceled and extinguished and converted into and thereafter represent the right to receive one share of Pubco Class A common stock, par value $0.0001 per share, following which, all Company Class A-1 Common Shares will cease to be outstanding and will automatically be canceled and will cease to exist, (b) each issued and outstanding Company Class A-2 Common Share will be automatically canceled and extinguished and converted into and thereafter represent the right to receive one share of Pubco Class B common stock, par value $0.0001 per share, following which, all Company Class A-2 Common Shares will cease to be outstanding and will automatically be canceled and will cease to exist, and (c) each issued and outstanding Company Warrant will be automatically converted into a Pubco Warrant. Following the Closing, each share of Pubco Class B common stock will be entitled to ten votes per share while each share of Pubco Class A common stock will be entitled to one vote per share, in each case, on each matter submitted for a vote of Pubco’s shareholders.

Promptly following the SPAC Merger, Company Merger Sub will merge with and into ReserveOne, with ReserveOne continuing as the surviving company, and as a result of which ReserveOne will be a wholly-owned subsidiary of Pubco. In connection with the consummation of the Company Merger, (i) each issued and outstanding ReserveOne Common Share will be automatically cancelled and extinguished and converted into the right to receive a number of shares of Pubco Class A common stock, following which, all ReserveOne Common Shares will cease to be outstanding and will automatically be canceled and will cease to exist and (ii) each ReserveOne Warrant, if any, will be automatically converted into one Pubco Warrant.

As a result of the Mergers, SPAC Surviving Subsidiary and Company Surviving Subsidiary will become wholly owned subsidiaries of Pubco, and Pubco will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with applicable laws.

The shares of Pubco Class A common stock will be listed for trading and will be freely transferable, subject to the transfer restrictions set forth in the Sponsor Support Agreement and the Lock-Up Agreement and any restrictions pursuant to applicable laws. The shares of Pubco Class B common stock will not be listed or freely transferable.

The Closing is expected to occur in the fourth quarter of 2025, subject to the satisfaction of certain customary closing conditions set forth below.

Sponsor Earnout Shares

The Sponsor has agreed that, effective upon the Closing, a portion of the shares of Class B common stock received by the Sponsor in the Mergers will be subject to forfeiture, unless applicable vesting conditions are satisfied prior to the five-year anniversary of the Closing.

Representations and Warranties

The Business Combination Agreement contains customary representations and warranties of the parties, which will not survive the Closing. Many of the representations and warranties are qualified by materiality or Material Adverse Effect. “Material Adverse Effect” as used in the Business Combination Agreement means with respect to the Company or ReserveOne, any event, occurrence, change or effect that individually or in the aggregate, has had, or would reasonably be expected to have, a material adverse effect on (i) the business, results of operations, or financial condition of the Company or ReserveOne, as the case may be, and its subsidiaries, taken as a whole, or (ii) the ability of the Company or ReserveOne, as the case may be, or any of its subsidiaries to consummate the Transactions, in each case subject to certain customary exceptions. Certain of the representations are subject to specified exceptions and qualifications contained in the Business Combination Agreement or in information provided pursuant to certain disclosure schedules to the Business Combination Agreement.

Covenants

The Business Combination Agreement also contains pre-closing covenants of the parties, including, among other things, obligations of the parties to operate their respective businesses in the ordinary course consistent with past practice, and to refrain from taking certain specified actions without the prior written consent of certain other parties, in each case, subject to certain exceptions and qualifications. Additionally, the parties have agreed not to solicit, negotiate or enter into competing transactions, as further provided in the Business Combination Agreement. The covenants do not survive the Closing (other than those that are to be performed after the Closing).

The Business Combination Agreement also contains obligations of certain of the parties to use their reasonable best efforts to consummate the Transactions contemplated by the Business Combination Agreement. This includes, among other things, certain obligations of the Company and Pubco with regards to carrying out the PIPE Investments (as defined below) in connection with the Closing. The Company and Pubco are each obligated to use reasonable best efforts to consummate the transactions contemplated by the Convertible Notes Subscription Agreements and the Equity PIPE Subscription Agreements (each as defined below), respectively.

The Company and Pubco agreed, as promptly as practicable after the execution of the Business Combination Agreement, to prepare and file with the U.S. Securities and Exchange Commission (the “SEC”), a registration statement on Form S-4 (as amended or supplemented from time to time, the “Registration Statement”) in connection with the registration under the Securities Act of 1933, as amended (the “Securities Act”) of the issuance of the shares of Pubco Class A common stock to the Company’s shareholders, and containing a proxy statement/prospectus for the purpose of soliciting proxies from the Company’s shareholders to approve (the “SPAC Shareholder Approval”), at an extraordinary general meeting of the Company’s shareholders (the “SPAC Shareholder Meeting”), the Business Combination Agreement, the Transactions and related matters and providing the Company’s shareholders an opportunity, in accordance with its organizational documents and initial public offering prospectus, to have their Company Class A Ordinary Shares redeemed.

Conditions to the Parties’ Obligations to Consummate the Merger

Under the Business Combination Agreement, the obligations of the parties to consummate (or cause to be consummated) the Transactions are subject to a number of customary conditions for special purpose acquisition companies, including, among others, the following: (i) the approval by the Company’s shareholders of the Business Combination Agreement and the Transactions, including the Merger; (ii) the consummation of the Transactions not being prohibited by applicable laws; (iii) effectiveness of the Registration Statement; (iv) the shares of Pubco Class A common stock having been approved for listing on Nasdaq; and (v) the sum of (A) the aggregate cash proceeds actually received from the Trust Account (after giving effect to any redemptions by the Company’s shareholders), and (B) the Equity PIPE Gross Proceeds actually received by the Company, being not less than $500 million, net of all Unpaid Expenses.

The obligations of the Company to consummate (or cause to be consummated) the Transactions are also subject to, among other things (i) the representations and warranties of the ReserveOne, Pubco, SPAC Merger Sub and Company Merger Sub being true and correct, subject to the applicable materiality standards contained in the Business Combination Agreement, (ii) material compliance by the ReserveOne, Pubco, SPAC Merger Sub and Company Merger Sub with their respective pre-closing covenants, (iii) no occurrence of a Material Adverse Effect with respect to the ReserveOne or Pubco, and (iv) completion of the Domestication.

Termination Rights

The Business Combination Agreement contains certain termination rights, including, among others, the following: (i) upon the mutual written consent of the Company and ReserveOne, (ii) by the Company in connection with a breach of a representation, warranty, covenant or other agreement by ReserveOne, if the breach cannot be cured and would result in the failure of the related condition to Closing, (iii) by ReserveOne in connection with a breach of a representation, warranty, covenant or other agreement by the Company, if the breach cannot be cured and would result in the failure of the related condition to Closing, (iv) by either the Company or ReserveOne if the Transactions have not been consummated on or prior to March 31, 2026, (v) by either the Company or ReserveOne if any Governmental Entity issues an Order or takes any other action prohibiting the Transactions and such Order is final and nonappealable, or (vi) by either the Company or ReserveOne if the SPAC Shareholder Meeting is held and SPAC Shareholder Approval is not received.

If the Business Combination Agreement is validly terminated, none of the parties to the Business Combination Agreement will have any liability or any further obligation under the Business Combination Agreement other than customary confidentiality obligations, except in the case of Willful Breach or Fraud (each as defined in the Business Combination Agreement).

Administrative Services Agreement

Prior to the consummation of the Transactions, an affiliate of the Sponsor (the “Sponsor Affiliate”) and Pubco intend to enter into an administrative services agreement in a form to be agreed to by such Sponsor Affiliate and Pubco, pursuant to which, among other things, such Sponsor Affiliate will provide certain back-office and administrative services to Pubco following consummation of the Transactions.

Lock-Up Agreement

Within two business days of the Registration Statement being declared effective, CC MI7 SPV, LLC, the parent company of the Sponsor (the “Sponsor Parent”) and MI7 Founders, LLC (the “MI7 Holder”) will enter into a Lock-Up Agreement (the “Lock-Up Agreement”) with Pubco, pursuant to which the Sponsor Parent and the MI7 Holder will agree that all shares of Pubco Class A common stock and Pubco private placement warrants received by the Sponsor Parent and the MI7 Holder in connection with the Transactions, but excluding any shares of Pubco Class A common stock, Pubco Warrants or shares of Pubco Class A common stock underlying such Pubco Warrants that are issued to the MI7 Holder in the Equity PIPE, will be locked-up and subject to transfer restrictions, as described below, subject to certain exceptions. The shares of Pubco Class A common stock held by the Sponsor Parent and the MI7 Holder will be locked up until the earlier of (A) one year after the closing of the initial Business combination and (B) after the consummation of the initial Business Combination, (x) if the closing price of Pubco Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing or (y) the date on which Pubco consummates a liquidation, merger, amalgamation, capital stock exchange, reorganization or other similar transaction that results in all of Pubco’s shareholders having the right to exchange their shares of Pubco common stock for cash, securities or other property. The Pubco Warrants (or any shares of Pubco Class A common stock underlying the Pubco Warrants) held by the Sponsor Parent and the MI7 Holder will be locked-up and subject to transfer restrictions until 30 days after the completion of a Business Combination.

Amended and Restated Registration Rights Agreement

Concurrently with the consummation of the transactions contemplated by the Business Combination Agreement, the Company, Pubco, the Sponsor, the Sponsor Parent and the MI7 Holder will enter into a registration rights agreement that will amend and restate the current registration rights agreement entered into at the time of the Company’s initial public offering between the Company and the Original Sponsor (the “Amended and Restated Registration Rights Agreement”), pursuant to which Pubco will (i) assume the registration obligations of the Company under such registration rights agreement and (ii) provide registration rights with respect to the resale of the Registrable Securities (as defined the Amended and Restated Registration Rights Agreement) held by the Sponsor, the Sponsor Parent and the MI7 Holder.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, on July 7, 2025, the Sponsor entered into the Sponsor Support Agreement with the Company, ReserveOne and Pubco, pursuant to which the Sponsor has agreed to, among other things, (i) vote all its shares of the Company, whether currently owned or acquired prior to the Closing, (a) in favor of the Business Combination Agreement and the Transaction Proposals, (b) against any Acquisition Proposal or Alterative Transaction, (c) against any merger, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by the Company (other than the Transaction Proposals); (d) against any change in the business of the Company, and (e) against any proposal, action or agreement involving the Company that would or would reasonably be expected to frustrate or impede the consummation of the Business Combination Agreement and the Transactions contemplated therein; (ii) fully comply with, and perform all of its assumed obligations, covenants and agreements set forth in the Letter Agreement, including not transferring (a) any of its Class B ordinary shares or Class A ordinary shares, shares of Pubco Class A common stock or shares of Pubco Class B common stock issued upon conversion of such Class B ordinary shares or Class A ordinary shares until the earlier of (x) one year after the consummation of the Business Combination Agreement and the Transactions, (y) following the consummation of the Business Combination Agreement, the date after which the closing price of the shares of Pubco Class A common stock equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the consummation of the Company’s Business Combination Agreement and the Transactions, or (z) the date on which Pubco completes a liquidation, merger, amalgamation, capital stock exchange, reorganization or other similar transaction that results in all of the Pubco’s shareholders having the right to exchange their shares of Pubco Class A common stock for cash, securities or other property, or (b) any of its private placement warrants (including any shares underlying such warrants) until 30 days following the consummation of the Business Combination Agreement and the Transactions, subject, in each case, to certain customary exceptions.

Equity PIPE Subscription Agreement

Contemporaneously with the execution of the Business Combination Agreement, on July 7, 2025, certain investors (the “Equity PIPE Investors”) entered into subscription agreements (collectively, the “Equity PIPE Subscription Agreements”) with ReserveOne, Pubco, and solely with respect to Section 8(u) thereof, the Company, pursuant to which the Equity PIPE Investors agreed to purchase up to an aggregate of $500,000,000 of (a) either (i) ReserveOne Common Shares or (ii) in the event the issuance of ReserveOne Common Shares would, in the opinion of the Company, ReserveOne or Pubco on the advice of any of their respective legal counsel, adversely affect the treatment of the Transactions under Section 351 of the Internal Revenue Code of 1986 (the “Code”), shares Pubco Class A common stock (the “Equity PIPE Shares”) and (b) either (i) ReserveOne Warrants or (ii) in the event the issuance of ReserveOne Warrants would, in the opinion of the Company, ReserveOne or Pubco and on the advice of their respective legal counsel, adversely affect the treatment of the Transactions under Section 351 of the Internal Revenue Code of 1986, Pubco Warrants (“PIPE Warrants” and, together with the Equity PIPE Shares, the “Equity PIPE Securities”) at an aggregate purchase price of $10.00, which $10.00 will entitle Equity PIPE Investors to one Equity PIPE Share and one PIPE Warrant, in a private placement (the “Equity PIPE”). The PIPE Warrants (and the shares underlying the PIPE Warrants, the “Warrant Shares”) will be issued pursuant to a Warrant Agreement by and among ReserveOne, Pubco and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”). The Equity PIPE Investors are permitted, under the Equity PIPE Subscription Agreements, to satisfy their commitments thereunder if they hold Company Class A ordinary shares that qualify as Non-Redeemed Shares (as defined in the PIPE Subscription Agreement), subject to certain conditions and restrictions set forth in the Equity PIPE Subscription Agreements. The purchase price for the Equity PIPE Securities may be paid in either cash or Bitcoin, at the sole election of each of the Equity PIPE Investors.

The closing of the Equity PIPE is contingent upon the satisfaction of all closing conditions to consummate the Transactions and the Equity PIPE Investors’ consent to any amendments, modifications or waivers to the terms of the Business Combination Agreement that would reasonably be expected to materially and adversely affect the economic benefits of the Equity PIPE Investors, among other customary closing conditions.

Pursuant to the Equity PIPE Subscription Agreements, the Company and Pubco have agreed to use commercially reasonable efforts to cause the Equity PIPE Securities and Warrant Shares to be registered on the Registration Statement. To the extent that any Equity PIPE Securities and Warrant Shares are unable to be included on the Registration Statement, Pubco has agreed to register and maintain the registration of the Equity PIPE Securities and Warrant Shares by filing a resale registration statement with the SEC within 30 calendar days after the Closing (at Pubco’s sole cost and expense), to register the resale of the Equity PIPE Securities and Warrant Shares. Pubco has agreed to use its commercially reasonable efforts to have such resale registration statement declared effective as soon as practicable after the filing thereof, but no later than 60 calendar days after the Closing, which may be extended an additional 30 calendar days depending on whether the SEC issues comments on the resale registration statement.

Each Equity PIPE Subscription Agreement will terminate and be void and of no further force and effect, subject to certain exceptions, upon the earliest to occur of (i) such date and time as the Business Combination Agreement is terminated in accordance with its terms; (ii) the mutual written agreement of the respective parties to terminate such agreement; or (iii) July 7, 2026.

Convertible Note Subscription Agreement

Contemporaneously with the execution of the Business Combination Agreement, on July 7, 2025, certain investors entered into subscription agreements (the “Convertible Notes Subscription Agreements” and such investors, the “Convertible Notes Investors”) with Pubco, and, solely with respect to Section 9(t) thereof, the Company, pursuant to which the Convertible Notes Investors have agreed to purchase up to $250,000,000 in aggregate principal amount of Pubco’s 1.00% Convertible Senior Notes (the “Initial Convertible Notes” and such subscriptions, including the purchase of any Option Convertible Notes (as defined below), the “Convertible Notes PIPE,” and together with the Equity PIPE, the “PIPE Investments”), upon the terms and subject to the conditions set forth therein. In addition, for a period of 30 days following the execution of the Convertible Notes Subscription Agreements, Pubco has granted the Convertible Notes Investors an option to purchase additional convertible notes in an aggregate principal amount of up to $50 million, on a pro rata basis based on such Convertible Notes Investor’s subscription for Initial Convertible Notes (the “Option Convertible Notes” and, together with the Initial Convertible Notes, the “Convertible Notes”).

The net proceeds of the Convertible Notes PIPE will be converted into Bitcoin.

The closing of the Convertible Notes PIPE is contingent upon the satisfaction of all closing conditions to consummate the Transactions and the Convertible Notes Investors’ consent to any amendments, modifications or waivers to the terms of the Business Combination Agreement that are material and adverse economically to the Convertible Notes Investors, among other customary closing conditions.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 12, 2024 (inception) through June 30, 2025were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income of $2,184,293, which consists of $3,103,744 from interest earned on marketable securities held in Trust Account, offset by $873,724 of general and administrative costs and compensation expense of $45,727.

For the six months ended June 30, 2025, we had a net income of $5,097,561, which consists of $6,188,872 from interest earned on marketable securities held in Trust Account, offset by $1,045,584 of general and administrative costs and compensation expense of $45,727.

For the three months ended June 30, 2024, we had a net loss of $33,600, which consists of general and administrative costs.

For the period from March 12, 2024 (inception) through June 30, 2024, we had net loss $49,474, which consisted of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 per share, by the Original Sponsor and loans or advances from the Original Sponsor or another related party.

On August 2, 2024, we consummated the Initial Public Offering of 28,750,000 Units at $10.00 per Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units generating gross proceeds of $287,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 8,337,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Original Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters of the initial Public Offering, generating gross proceeds of $8,337,500. On May 27, 2025, the Original Sponsor and Cantor Fitzgerald & Co. sold their Private Placement Warrants to the Sponsor.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Units, a total of $288,937,500 was placed in the Trust Account. We incurred $19,406,996 of transaction costs, consisting of $5,000,000 of cash underwriting fees, $13,400,000 of deferred underwriting fees, and $1,006,996 of other offering costs.

On June 16, 2025, the Company issued the Note to the Sponsor, pursuant to which the Company can borrow up to an aggregate principal amount of $2,500,000 from the Sponsor. The Note bears no interest and is payable on the Maturity Date. A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the Note may be accelerated. If the Company does not consummate an initial business combination, the Note will be repaid solely to the extent the Company has funds available outside its trust account established in connection with the Company’s initial public offering. On June 18, 2025, the Company borrowed $500,000 under the Note. The proceeds of the Note will be used to provide the Company with general working capital.

As of June 30, 2025, we had marketable securities held in the Trust Account of $300,806,115. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $799,996. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans, which would include any potential borrowings under the Note, may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

The Company does not believe it will need to raise additional funds, other than any potential borrowings under the Note, in order to meet the expenditures required for operating its business. However, if the estimate of the costs of completing the transactions contemplated by the agreement with respect to an initial Business Combination Agreement with ReserveOne and its affiliates are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the completion of the transactions contemplated by the Business Combination Agreement.

Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the quarterly period covered by the Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of 8,337,500 Private Placement Warrants to the Original Sponsor in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $8,337,500. The Private Placement Warrants (and underlying securities) are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.  On May 27, 2025, the Original Sponsor and Cantor Fitzgerald & Co. sold their Private Placement Warrants to the Sponsor.

On June 16, 2025, the Company issued the Note to the Sponsor, pursuant to which the Company can borrow up to an aggregate principal amount of $2,500,000 from the Sponsor. The Note bears no interest and is payable in full on the Maturity Date. A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the Note may be accelerated. If the Company does not consummate an initial business combination, the Note will be repaid solely to the extent the Company has funds available outside its trust account established in connection with the Company’s initial public offering. On June 18, 2025, the Company borrowed $500,000 under the Note. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1+	Business Combination Agreement, dated as of July 7, 2025, by and among the Company, ReserveOne, Pubco, SPAC Merger Sub and Company Merger Sub (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2025).
10.1	Securities Purchase Agreement, dated as of May 23, 2025, by and among the Company, the Original Sponsor and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 27, 2025).
10.2	Waiver, dated as of May 27, 2025, by and among the Company, the Original Sponsor, the Sponsor, Cantor Fitzgerald & Co. and the other parties thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on May 27, 2025).
10.3	Assignment and Assumption Agreement, dated as of May 27, 2024, by and among the Company, the Original Sponsor and Cantor Fitzgerald & Co., and the other parties thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on May 27, 2025).
10.4	Assignment and Assumption Agreement, dated as of May 27, 2025, by and among the Company, the Original Sponsor, the Sponsor and the other parties thereto (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on May 27, 2025).
10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-279951), filed with the Securities and Exchange Commission on June 21, 2024).
10.6	Promissory Note, dated as of June 16, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 18, 2025).
10.7	First Amendment to Promissory Note, dated as of July 16, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on July 18, 2025).
10.8+	Sponsor Support Agreement, dated as of July 7, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2025).
10.9+	Form of Equity PIPE Subscription Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2025)
10.10+	Form of Convertible Notes Subscription Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Certain personally identifiable information has been omitted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M3-BRIGADE ACQUISITION V CORP.

Date: August 14, 2025	By:	/s/ Robert Rivas Collins
	Name:	Robert Rivas Collins
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Eric Greenhaus
	Name:	Eric Greenhaus
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)