Form 10-Q
period 2025-09-30
M3-Brigade Acquisition V Corp.
filed 2025-11-12
CIK 2016072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 12, 2025, there were 28,750,000 Class A ordinary shares, $0.0001 par value per share, and 7,187,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

M3-BRIGADE ACQUISITION V CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2025, for the Three Months Ended September 30, 2024 and for the Period from March 12, 2024 (Inception) Through September 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2025, for the Three Months Ended September 30, 2024 and for the Period from March 12, 2024 (Inception) Through September 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from March 12, 2024 (Inception) Through September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
Part II. Other Information	28
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Mine Safety Disclosures	28
Item 5. Other Information	28
Item 6. Exhibits	29
Part III. Signatures	30

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

M3-BRIGADE ACQUISITION V CORP.

CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Current assets
Cash	$1,683,134	$821,188
Prepaid expenses, current	235,781	210,845
Due from related party	527	—
Other assets	—	41,250
Total current assets	1,919,442	1,073,283
Long-term prepaid expense	3,839	119,010
Investments held in Trust Account	303,948,781	294,617,243
Total Assets	$305,872,062	$295,809,536

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$—	$250,000
Accrued expenses	4,159,623	98,948
Convertible promissory note – related party	2,000,000	—
Advances from related party	24,440	378,757
Total current liabilities	6,184,063	727,705
Deferred underwriting fee payable	13,400,000	13,400,000
Total Liabilities	19,584,063	14,127,705

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of approximately $10.57 and $10.25 per share as of September 30, 2025 and December 31, 2024, respectively	303,948,781	294,617,243

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to possible redemption) as of September 30, 2025 and December 31, 2024	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of September 30, 2025 and December 31, 2024	719	719
Additional paid-in capital	—	—
Accumulated deficit	(17,661,501)	(12,936,131)
Total Shareholders’ Deficit	(17,660,782)	(12,935,412)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$305,872,062	$295,809,536

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION V CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	For the Period from March 12, 2024 (Inception) Through September 30, 2024
General and operating costs	$2,868,287	$295,128	$3,913,871	$344,602
Loss from operations	(2,868,287)	(295,128)	(3,913,871)	(344,602)

OTHER INCOME (EXPENSE)
Compensation expense	(765,773)	—	(811,500)	—
Interest earned on marketable securities held in Trust Account	3,142,667	2,305,244	9,331,539	2,305,244
Total other income, net	2,376,894	2,305,244	8,520,039	2,305,244

NET (LOSS) INCOME	$(491,393)	$2,010,116	$4,606,168	$1,960,642

Basic and diluted weighted average shares outstanding, Class A Redeemable shares	28,750,000	18,750,000	28,750,000	8,497,537
Basic and diluted net (loss) income per share, Class A Redeemable shares	$(0.01)	$0.08	$0.13	$0.13
Basic weighted average shares outstanding, Class B Non-redeemable shares	7,187,500	6,861,413	7,187,500	6,527,094
Basic net (loss) income per share, Class B Non-redeemable shares	$(0.01)	$0.08	$0.13	$0.13
Diluted weighted average shares outstanding, Class B Non-redeemable shares	7,187,500	7,187,500	7,187,500	7,187,500
Diluted net (loss) income per share, Class B Non-redeemable shares	$(0.01)	$0.08	$0.13	$0.13

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION V CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	—	$—	7,187,500	$719	$—	$(12,936,131)	$(12,935,412)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,085,128)	(3,085,128)

Net income	—	—	—	—	—	2,913,268	2,913,268

Balance – March 31, 2025 (unaudited)	—	$—	7,187,500	$719	$—	$(13,107,991)	$(13,107,272)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,103,744)	(3,103,744)

Net income	—	—	—	—	—	2,184,293	2,184,293

Balance – June 30, 2025 (unaudited)	—	$—	7,187,500	$719	$—	$(14,027,442)	$(14,026,723)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,142,666)	(3,142,666)

Net loss	—	—	—	—	—	(491,393)	(491,393)

Balance – September 30, 2025 (unaudited)	—	$—	7,187,500	$719	$—	$(17,661,501)	$(17,660,782)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND

FOR THE PERIOD FROM MARCH 12, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – March 12, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)	—	—	7,187,500	719	24,281	—	25,000

Net loss	—	—	—	—	—	(15,874)	(15,874)

Balance – March 31, 2024 (unaudited)	—	$—	7,187,500	$719	$24,281	$(15,874)	$9,126

Net loss	—	—	—	—	—	(33,600)	(33,600)

Balance – June 30, 2024 (unaudited)	—	$—	7,187,500	$719	$24,281	$(49,474)	$(24,474)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(11,524,046)	(14,787,959)	(26,312,005)

Sale of 8,337,500 Private Placement Warrants	—	—	—	—	8,337,500	—	8,337,500

Fair Value of Public Warrants at issuance	—	—	—	—	3,421,250	—	3,421,250

Allocated value of transaction costs to Class A shares	—	—	—	—	(258,985)	—	(258,985)

Net income	—	—	—	—	—	2,010,116	2,010,116

Balance – September 30, 2024 (unaudited)	—	$—	7,187,500	$719	$—	$(12,827,317)	$(12,826,598)

(1)	Includes an aggregate of up to 937,500 Class B ordinary shares subject to forfeiture by the holders thereof depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 5). On August 2, 2024, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional units to cover the over-allotment, hence the 937,500 Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION V CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2025	For the Period from March 12, 2024 (Inception) Through September 30, 2024
Cash Flows from Operating Activities:
Net income	$4,606,168	$1,960,642
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Original Sponsor in exchange for issuance of Class B ordinary shares	—	5,454
General and administrative costs paid through advance from related party	—	44,020
Payment of general and administrative costs through promissory note	51,898	—
Payment of general and administrative costs through advance from related party	24,440	—
Interest earned on investments held in Trust Account	(9,331,539)	(2,305,244)
Changes in operating assets and liabilities:
Other assets	41,250	(41,250)
Prepaid expenses	90,235	(163,972)
Long-term prepaid expense	—	(168,370)
Due from related party	(527)	—
Accrued expenses	4,060,675	219,241
Net cash used in operating activities	(457,400)	(449,479)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(288,937,500)
Net cash used in investing activities	—	(288,937,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	282,500,000
Proceeds from sale of Private Placements Warrants	—	8,337,500
Payment of offering costs	(250,000)	(516,234)
Repayment of advances from related party	(430,655)	—
Proceeds from promissory note – related party	2,000,000	—
Net cash provided by financing activities	1,319,345	290,321,266

Net Change in Cash	861,946	934,287
Cash – Beginning of period	821,188	—
Cash – End of period	$1,683,134	$934,287

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$309,691
Deferred offering costs paid through advance from related party	$—	$161,525
Deferred offering costs paid by Original Sponsor in exchange for issuance of Class B ordinary shares	$—	$19,546
Prepaid expenses paid by related party	$—	$75,000
Deferred underwriting fee payable	$—	$13,400,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from March 12, 2024 (inception) through September 30, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the search for a Business Combination, which is described below and in Note 6. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,337,500 warrants (the “Private Placement Warrants”) to the Original Sponsor (as defined below) and Cantor Fitzgerald & Co. at a price of $1.00 per warrant, or $8,337,500, which is described in Note 4 (the “Private Placement”). Of those 8,337,500 Private Placement Warrants, the Original Sponsor purchased 5,043,750 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 3,293,750 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Certain institutional investors who are not affiliated with any member of management, the Original Sponsor or any other investor in the Original Sponsor provided approximately 50.1% of the capital utilized by the Original Sponsor to purchase the Private Placement Warrants and, as a result, indirectly hold approximately 50.1% of such warrants.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

Proposed Business Combination

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

The shares of Pubco Class A common stock, par value $0.0001 per share, will be listed for trading and will be freely transferable, subject to the transfer restrictions set forth in the sponsor support agreement entered into by the Company, Pubco and the Sponsor in connection with the Business Combination (the “Sponsor Support Agreement”) and the lock-up agreement to be entered into by Pubco, the parent company of the Sponsor, CC MI7 SPV, LLC (the “Sponsor Parent”) and MI7 Founders, LLC (“MI7 Holder”)(the “Lock-Up Agreement”) and any restrictions pursuant to applicable laws. The shares of Pubco Class B common stock, par value $0.0001 per share, will not be listed or freely transferable.

The Closing is expected to occur in the first quarter of 2026, subject to the satisfaction of certain customary closing conditions.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Equity PIPE Subscription Agreement

Contemporaneously with the execution of the Business Combination Agreement, on July 7, 2025, certain investors (the “Equity PIPE Investors”) entered into subscription agreements (collectively, the “Equity PIPE Subscription Agreements”) with ReserveOne, Pubco, and solely with respect to Section 8(u) thereof, the Company, pursuant to which the Equity PIPE Investors agreed to purchase up to an aggregate of $500,000,000 of (a) either (i) ReserveOne Common Shares or (ii) in the event the issuance of ReserveOne Common Shares would, in the opinion of the Company, ReserveOne or Pubco on the advice of any of their respective legal counsel, adversely affect the treatment of the Transactions under Section 351 of the Internal Revenue Code of 1986 (the “Code”), shares Pubco Class A common stock (the “Equity PIPE Shares”) and (b) either (i) ReserveOne Warrants or (ii) in the event the issuance of ReserveOne Warrants would, in the opinion of the Company, ReserveOne or Pubco and on the advice of their respective legal counsel, adversely affect the treatment of the Transactions under Section 351 of the Internal Revenue Code of 1986, Pubco Warrants (“PIPE Warrants” and, together with the Equity PIPE Shares, the “Equity PIPE Securities”) at an aggregate purchase price of $10.00, which $10.00 will entitle Equity PIPE Investors to one Equity PIPE Share and one PIPE Warrant, in a private placement (the “Equity PIPE”). The PIPE Warrants (and the shares underlying the PIPE Warrants, the “Warrant Shares”) will be issued pursuant to a Warrant Agreement by and among ReserveOne, Pubco and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”). The Equity PIPE Investors are permitted, under the Equity PIPE Subscription Agreements, to satisfy their commitments thereunder if they hold Company Class A ordinary shares that qualify as Non-Redeemed Shares (as defined in the PIPE Subscription Agreement) by delivering written notice to the Company of its election to fulfill its commitment thereby, subject to certain conditions and restrictions set forth in the Equity PIPE Subscription Agreements. The purchase price for the Equity PIPE Securities may be paid in either cash or Bitcoin, at the sole election of each of the Equity PIPE Investors.

The net proceeds of the Equity PIPE will be converted into Bitcoin, subject to the terms of the Business Combination Agreement (after giving effect to any exceptions therein with respect to payment of any operating expenses and the payment of any expenses related to the consummation of the Business Combination).

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

Convertible Note Subscription Agreement

Contemporaneously with the execution of the Business Combination Agreement, on July 7, 2025, certain investors entered into subscription agreements (the “Convertible Notes Subscription Agreements” and such investors, the “Convertible Notes Investors”) with Pubco, and, solely with respect to Section 9(t) thereof, the Company, pursuant to which the Convertible Notes Investors have agreed to purchase up to $250,000,000 in aggregate principal amount of Pubco’s 1.00% Convertible Senior Notes (the “Convertible Notes” and such subscriptions, including the purchase of any Option Convertible Notes (as defined below), the “Convertible Notes PIPE,” and together with the Equity PIPE, the “PIPE Investments”), upon the terms and subject to the conditions set forth therein. In addition, for a period of 30 days following the execution of the Convertible Notes Subscription Agreements, Pubco granted the Convertible Notes Investors an option to purchase additional convertible notes in an aggregate principal amount of up to $50 million, on a pro rata basis based on such Convertible Notes Investor’s subscription for Initial Convertible Notes (the “Option Convertible Notes”). None of the Convertible Notes Investors exercised their option to purchase the Option Convertible Notes.

The net proceeds of the Convertible Notes PIPE will be converted into Bitcoin.

The closing of the Convertible Notes PIPE is contingent upon the satisfaction of all closing conditions to consummate the Transactions and the Convertible Notes Investors’ consent to any amendments, modifications or waivers to the terms of the Business Combination Agreement that would reasonably be expected to materially and adversely affect the economic benefits of the Convertible Notes Investors, among other customary closing conditions.

Pursuant to the Convertible Notes Subscription Agreements, Pubco has agreed to register and maintain the registration of the Pubco Class A Common Shares issuable upon conversion of the Convertible Notes by filing a resale registration statement with the SEC within 30 calendar days after the Closing (at Pubco’s sole cost and expense), to register the resale of the Pubco Class A Common Shares. Pubco has agreed to use its commercially reasonable efforts to have such resale registration statement declared effective as soon as practicable after the filing thereof, but no later than 60 calendar days after the Closing, which may be extended an additional 30 calendar days depending on whether the SEC issues comments on the resale registration statement.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

Liquidity and Capital Resources

As of September 30, 2025, the Company had $1,683,134 in cash and a working capital deficit of $4,264,621. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the Company’s liquidity concerns and mandatory liquidation date raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.

On June 16, 2025, the Company issued a promissory note (the “Note”) to the Sponsor, pursuant to which the Company can borrow up to an aggregate principal amount of $2,500,000 from the Sponsor. The Note bears no interest and is payable in full upon the consummation of the Company’s initial business combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the Note may be accelerated. If the Company does not consummate an initial business combination, the Note will be repaid solely to the extent the Company has funds available outside its trust account established in connection with the Company’s initial public offering. On June 18, 2025 and September 19, 2025, the Company borrowed $500,000 and $1,500,000, respectively, under the Note.

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

The Company may need to raise additional funds, other than any potential borrowings under the Note, in order to fund the expenditures required for operating its business. However, if the estimate of the costs of completing the transactions contemplated by the agreement with respect to an initial Business Combination discussed in Note 6 are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the completion of a Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 28, 2025. The interim results for the three and nine months ended September 30, 2025, the three months ended September 30, 2024 and for the period from March 12, 2024 (inception) through September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,683,134 and $821,188 in cash as of September 30, 2025 and December 31, 2024, respectively. The Company had no cash equivalents as of September 30, 2025 and December 31, 2024.

Investments Held in Trust Account

At September 30, 2025 and December 31, 2024, the assets held in the Trust Account, amounting to $303,948,781 and $294,617,243, respectively, were held in mutual funds composed of U.S. treasury securities. Investments in mutual funds are presented on the condensed balance sheets at fair value at the end of each reporting period. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Convertible Promissory Note – Related Party

The Company accounts for the promissory note (the “Note”) issued on June 16, 2025 to the Sponsor under ASC Topic 470 and is measured at amortized cost. The embedded conversion feature was evaluated under ASC Topic 815 and determined to meet the “own equity” scope exception and therefore bifurcation is not required. No other embedded features require separate recognition. The fair value option under ASC 825 is not permitted. Accordingly, the Note is measured at the amount of cash proceeds received from the holder.

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

The Company accounts for income taxes under ASC 740. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

SEPTEMBER 30, 2025

(Unaudited)

Class A Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at September 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

At September 30, 2025 and December 31, 2024, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(3,421,250)
Class A ordinary shares issuance costs	(19,148,011)
Plus:
Accretion for Class A ordinary shares to redemption amount	29,686,504
Class A ordinary shares subject to possible redemption, December 31, 2024	294,617,243
Plus:
Accretion for Class A ordinary shares to redemption amount	3,085,128
Class A ordinary shares subject to possible redemption, March 31, 2025	297,702,371
Plus:
Accretion for Class A ordinary shares to redemption amount	3,103,744
Class A ordinary shares subject to possible redemption, June 30, 2025	300,806,115
Plus:
Accretion for Class A ordinary shares to redemption amount	3,142,666
Class A ordinary shares subject to possible redemption, September 30, 2025	$303,948,781

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares, and the Company’s income and losses are shared pro rata between the two classes of shares for the three and nine months ended September 30, 2025. For the period from March 12, 2024 (inception) through September 30, 2024, the Company had one class of share outstanding – Class B ordinary shares. Net (loss) income per ordinary share is calculated by dividing the net (loss) income by the weighted average shares of ordinary shares outstanding for the respective period.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The calculation of diluted net (loss) income per ordinary share does not consider the effect of the warrants to purchase an aggregate of 22,712,500 Class A ordinary shares issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per ordinary share for each period presented:

	For the Three Months Ended September 30, 2025		For the Three Months Ended September 30, 2024
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income, as adjusted	$(393,114)	$(98,279)	$1,471,597	$538,519
Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,750,000	7,187,500	18,750,000	6,861,413
Basic and diluted net (loss) income per ordinary share	$(0.01)	$(0.01)	$0.08	$0.08

	For the Nine Months Ended September 30, 2025		For the Period from March 12, 2024 (Inception) Through March 31, 2024
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$3,684,934	$921,234	$1,108,888	$851,754
Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,750,000	7,187,500	8,497,537	6,527,094
Basic and diluted net income per ordinary share	$0.13	$0.13	$0.13	$0.13

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

SEPTEMBER 30, 2025

(Unaudited)

Recent Accounting Pronouncements

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

Warrants

As of September 30, 2025 and December 31, 2024, there were 22,712,500 warrants outstanding, including 14,375,000 warrants sold as part of the Units in the Initial Public Offering and 8,337,500 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

(Unaudited)

Convertible Promissory Note — Related Party

The Original Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due on demand. As of the Initial Public Offering, the loan was repaid and was no longer available to be drawn upon.

On June 16, 2025, the Company issued a promissory note (the “Note”) to the Sponsor, pursuant to which the Company can borrow up to an aggregate principal amount of $2,500,000 from the Sponsor. The Note bears no interest and is payable in full upon the consummation of the Company’s initial business combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the Note may be accelerated. Upon consummation of a Business Combination, Sponsor shall have the option, but not the obligation, to convert up to $1,500,000 of the outstanding unpaid principal balance under this Note, into Private Placement Warrants at the purchase price of $1.00 per Private Placement Warrant, each such Private Placement Warrant exercisable to purchase one Class A ordinary share of the Company at $11.50 per share, subject to adjustment. If the Company does not consummate an initial business combination, the Note will be repaid solely to the extent the Company has funds available outside its trust account established in connection with the Company’s initial public offering. On June 18, 2025 and September 19, 2025, the Company borrowed $500,000 and $1,500,000, respectively, under the Note. The proceeds of the Note will be used to provide the Company with general working capital. As of September 30, 2025 and December 31, 2024, there were $2,000,000 and $0, respectively, outstanding under the Note.

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

Advance from Related Party

The Original Sponsor has advanced the Company $280,545 to be used for expenses related to the Initial Public Offering. Subsequently, the Original Sponsor advanced an additional $98,212 and $76,338 to the Company as of December 31, 2024 and during the nine months ended September 30, 2025, respectively. On April 4, 2025 and May 23, 2025, the Company repaid the Original Sponsor $378,757 and $51,898, respectively, of these outstanding advances.

As of September 30, 2025 and December 31, 2024, the Company had $24,440 and $378,757 in advances from related party, respectively.

Independent Directors Compensation

On June 26, 2025, the Company adopted a Non-Employee Director Compensation Plan to attract and retain highly qualified individuals to serve as non-employee directors. Effective October 1, 2025, the Company began compensating its independent directors through cash payments for their service on the Board of Directors. For the three months ended September 30, 2025, and 2024, the Company recognized $765,773 and $0, respectively, in director compensation expense within its unaudited condensed statements of operations. For the nine months ended September 30, 2025, and 2024, the Company recognized $811,500 and $0, respectively, in director compensation expense within its unaudited condensed statements of operations. The related accrued compensation, included in accrued expenses on the condensed balance sheets, was $811,500 and $0 as of September 30, 2025, and December 31, 2024, respectively.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

Pursuant to the Convertible Notes Subscription Agreements, Pubco has agreed to register and maintain the registration of the Pubco Class A Common Shares issuable upon conversion of the Convertible Notes by filing a resale registration statement with the SEC within 30 calendar days after the Closing (at Pubco’s sole cost and expense), to register the resale of the Pubco Class A Common Shares. Pubco has agreed to use its commercially reasonable efforts to have such resale registration statement declared effective as soon as practicable after the filing thereof, but no later than 60 calendar days after the Closing, which may be extended an additional 30 calendar days depending on whether the SEC issues comments on the resale registration statement.

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

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Business Combination Agreement

On July 7, 2025, the Company, ReserveOne, Pubco, the Merger Subs, entered into the Business Combination Agreement.

As a result of the transactions contemplated by the Business Combination Agreement, the Company will be de-registered in the Cayman Islands and register by way of continuation to the State of Delaware and domesticate as a Delaware corporation.

Following the Domestication, SPAC Merger Sub will merge with and into the Company , with the Company continuing as the surviving entity, and as a result of which the Company will be a wholly-owned subsidiary of Pubco. Promptly following the SPAC Merger, Company Merger Sub will merge with and into ReserveOne, with ReserveOne continuing as the surviving company, and as a result of which ReserveOne will be a wholly-owned subsidiary of Pubco.

As a result of the Mergers, Pubco will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with applicable laws.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

The Closing is expected to occur in the first quarter of 2026, subject to the satisfaction of certain customary closing conditions.

On July 16, 2025, the Company and the Sponsor entered into the Note Amendment, solely to correct a scrivener’s error regarding the Sponsor’s option to convert up to $1,500,000 of the outstanding unpaid principal balance under the Note into Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant. Pursuant to the Note Amendment, the purchase price per Private Placement Warrant was corrected to reflect a purchase price of $1.00 per Private Placement Warrant upon conversion under the Note. All other terms of the Note remain unchanged.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2025 and December 31, 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 28,750,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were 7,187,500 Class B ordinary shares issued and outstanding. The founder shares included an aggregate of up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On August 1, 2024, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 937,500 founder shares were no longer subject to forfeiture.

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

Notwithstanding the foregoing, pursuant to the terms of the Business Combination Agreement, upon the consummation of the proposed Business Combination, the founder shares will convert, on a one-for-one basis, into one share of Class A-2 common stock of ReserveOne, par value $0.0001 per share (the “ReserveOne Class A-2 Common Shares”) and then each issued and outstanding ReserveOne Class A-2 Common Share will be automatically canceled and extinguished and converted into and thereafter represent the right to receive one share of Pubco Class B common stock, par value $0.0001 per share (the “Pubco Class B Common Shares”), following which, all Company Class A-2 Common Shares will cease to be outstanding and will automatically be canceled and will cease to exist. Following the consummation of the transactions contemplated by the Business Combination Agreement, each Pubco Class B Common Share will be entitled to ten votes per share on each matter submitted for a vote of Pubco’s shareholders. In addition, upon consummation of the proposed Business Combination and in lieu of the anti-dilution provisions described in the prior paragraph, the Sponsor will receive an additional 5.5 million Pubco Class B Common Shares, of which 5 million shares are subject to forfeiture pursuant to the terms of the Business Combination Agreement.

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. There were no transfers between levels of fair value hierarchy during the periods ended September 30, 2025 and December 31, 2024.

September 30, 2025

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – mutual funds	$303,948,781	$—	$—

December 31, 2024

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – mutual funds	$294,617,243	$—	$—

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

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	For the Period from March 12, 2024 (Inception) Through September 30, 2024
General and operating costs	$2,868,287	$295,128	$3,913,871	$344,602
Interest earned on marketable securities held in Trust Account	$3,142,667	$2,305,244	$9,331,539	$2,305,244

	September 30, 2025	December 31, 2024
Cash	$1,683,134	$821,188
Investments held in Trust Account	$303,948,781	$294,617,243

The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to M3-Brigade Acquisition V Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Original Sponsor” refer to M3-Brigade Sponsor V LLC and “Sponsor” refer to MI7 Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The Closing is expected to occur in the first quarter of 2026, subject to the satisfaction of certain customary closing conditions.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 12, 2024 (inception) through September 30, 2025, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net loss of $491,393, which consists of $2,868,287 of general and administrative costs and compensation expense of $765,773, offset by $3,142,667 from interest earned on marketable securities held in Trust Account.

For the nine months ended September 30, 2025, we had a net income of $4,606,168, which consists of $9,331,539 from interest earned on marketable securities held in Trust Account, offset by $3,913,871 of general and administrative costs and compensation expense of $811,500.

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

On June 16, 2025, the Company issued the Note to the Sponsor, pursuant to which the Company can borrow up to an aggregate principal amount of $2,500,000 from the Sponsor. The Note bears no interest and is payable on the Maturity Date. A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the Note may be accelerated. If the Company does not consummate an initial business combination, the Note will be repaid solely to the extent the Company has funds available outside its trust account established in connection with the Company’s initial public offering. On July 16, 2025, the Company and the Sponsor entered into the First Amendment to the Note (the “Note Amendment”), solely to correct a scrivener’s error regarding the Sponsor’s option to convert up to $1,500,000 of the outstanding unpaid principal balance under the Note into Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant. Pursuant to the Note Amendment, the purchase price per Private Placement Warrant was corrected to reflect a purchase price of $1.00 per Private Placement Warrant upon conversion under the Note. All other terms of the Note remain unchanged

On June 18, 2025 and September 19, 2025 the Company borrowed $500,000 and $1,500,000, respectively, under the Note. The proceeds of the Note will be used to provide the Company with general working capital.

As of September 30, 2025, we had marketable securities held in the Trust Account of $303,948,781. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $1,683,134. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

The Company may need to raise additional funds, other than any potential borrowings under the Note, in order to fund the expenditures required for operating its business. However, if the estimate of the costs of completing the transactions contemplated by the agreement with respect to an initial Business Combination Agreement with ReserveOne and its affiliates are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the completion of the transactions contemplated by the Business Combination Agreement.

Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 28, 2025. In addition, the recent volatility and disruption resulting from recent changes and future in the economic and strategic policies of the United States could lead to market disruptions, including significant volatility in commodity prices, import costs, credit and capital markets, as well as supply chain interruptions. These disruptions could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC, other than those described above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the quarterly period covered by this Quarterly Report. However, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Units Purchase Agreement, we completed the sale of 8,337,500 Private Placement Warrants to the Original Sponsor in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $8,337,500. The Private Placement Warrants (and underlying securities) are identical to the Public Warrants, except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.  On May 27, 2025, the Original Sponsor and Cantor Fitzgerald & Co. sold their Private Placement Warrants to the Sponsor.

On June 16, 2025, the Company issued the Note to the Sponsor, pursuant to which the Company can borrow up to an aggregate principal amount of $2,500,000 from the Sponsor. The Note bears no interest and is payable in full on the Maturity Date. A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the Note may be accelerated. If the Company does not consummate an initial business combination, the Note will be repaid solely to the extent the Company has funds available outside its trust account established in connection with the Company’s initial public offering. On June 18, 2025, and September 19, 2025, the Company borrowed $500,000 and $1,500,000, respectively, under the Note. The issuance of the Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

M3-BRIGADE ACQUISITION V CORP.

Date: November 12, 2025	By:	/s/ Robert Rivas Collins
	Name:	Robert Rivas Collins
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Eric Greenhaus
	Name:	Eric Greenhaus
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)