Form 10-K
period 2025-12-31
M3-Brigade Acquisition V Corp.
filed 2026-03-12
CIK 2016072

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, as reported on The Nasdaq Global Market was approximately $324,587,500.

As of March 12, 2026, the registrant had 28,750,000 Class A ordinary shares, $0.0001 par value per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K (the “Annual Report on Form 10-K” or “Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, including with respect to our proposed business combination with ReserveOne, Inc., a Delaware corporation (“ReserveOne”). In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses, including the proposed business combination with ReserveOne;

●	our ability to complete our initial business combination, including the including the proposed business combination with ReserveOne;

●	our expectations around the performance of the prospective target business or businesses, such as ReserveOne (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination, including the proposed business combination with ReserveOne;

●	our pool of prospective target businesses;

●	our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19) and volatility in the debt and equity markets;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Item 1.A Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”), including our preliminary proxy statement/prospectus included in a Registration Statement on Form S-4, as amended, that we filed with the SEC relating to the proposed business combination with ReserveOne.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to affect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, as is the case with ReserveOne, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

●	The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19) and volatility in the debt and equity markets.

●	If we seek shareholder approval of our initial business combination, our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or Public Warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or Public Warrants.

●	If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	The nominal purchase price paid by our Sponsor for the founder shares may result in significant dilution to the implied value of your Public Shares upon the consummation of our initial business combination.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

●	If the net proceeds of the IPO and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or our management team to fund our search and to complete our initial business combination.

●	Past performance by our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

●	Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

●	We may reincorporate in or transfer by way of continuation to another jurisdiction which may result in taxes imposed on shareholders or warrant holders.

●	In recent years, the number of special purpose acquisition companies that have been formed has increased substantially, potentially resulting in more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

●	Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and/or uncertain.

●	We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete an initial business combination by the completion window. As such, there is a risk that we will be unable to continue as a going concern if liquidity needs arise or if we do not consummate an initial business combination by the applicable deadline. If we are unable to effect an initial business combination by the deadline, we will be forced to liquidate.

●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report.

PART I

References in this report to “we,” “us” or the “Company” refer to M3-Brigade Acquisition V Corp. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to MI7 Sponsor, LLC, a Delaware limited liability company (the “Sponsor”), and references to the “Original Sponsor” refer to M3-Brigade Sponsor V LLC, a Delaware limited liability company (the “Original Sponsor”)). References to our “initial shareholders” refer to the Sponsor, Original Sponsor and any other holders of our Class B ordinary shares, par value $0.0001 per share (the “founder shares” or “Class B ordinary shares”).

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

We are led by the team that organized M III Acquisition Corp. (the “Initial SPAC”), M3-Brigade Acquisition II Corp. (the “Second SPAC”), M3-Brigade Acquisition III Corp. (the “Third SPAC”) and M3-Brigade Acquisition IV Corp. (the “Fourth SPAC”). Members of our team managed the Initial SPAC through an initial business combination in March 2018 to create Infrastructure and Energy Alternatives, Inc. (“IEA”) (NASDAQ: IEA). IEA was a leading engineering, procurement and construction company which specializes in renewable energy infrastructure which was acquired by MasTec Inc. (NYSE: MTZ) on October 7, 2022 at a valuation of $1.1 billion. The Third SPAC (NYSE: GFR) completed its initial business combination with Greenfire Resources (“Greenfire”) in September 2023 in a transaction which valued Greenfire at $950 million. The Second SPAC was liquidated in accordance with the terms of its charter in December 2023 and the sponsors of the Fourth SPAC elected not to pursue its initial public offering and withdrew its registration statement in March 2022. The team that organized our Original Sponsor also organized BM3EAC Corp. (the “EuroSPAC”), incorporated in the Cayman Islands and listed on Euronext Amsterdam, which is currently seeking to effect a business combination with an operating company with significant operations in Europe. The Initial SPAC, the Second SPAC, the Third SPAC, the Fourth SPAC and the EuroSPAC are collectively referred to herein as the “Prior SPACs”. In addition to our prior experience in completing business combinations of our Prior SPACs, certain members of our management team have significant experience and expertise in the digital asset industry.

While we will not limit our efforts to identify a prospective business combination to any particular business industry or sector or to any geographic region, we believe that our team’s experience with companies based in North America and the digital asset industry may be a source of potential business combination candidates.

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

Company History

On March 15, 2024, our Original Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in exchange for 7,187,500 founder shares. On August 2, 2024, we consummated our initial public offering of 28,750,000 units (the “Units”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at $10.00 per Unit, generating gross proceeds of $287,500,000 (the “IPO”). Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares” or “Public Shares”) and one half of one redeemable warrant (the “Public Warrants”) of the Company, with each whole Public Warrant entitling the holder to purchase one Class A ordinary share for $11.50 per share, subject to adjustment.

Simultaneously with the closing of the IPO, the Company consummated the sale of 8,337,500 warrants (the “Private Placement Warrants” and, together with the Public Warrants, the “Warrants”) to the Original Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters of the IPO, at a price of $1.00 per warrant, or $8,337,500. Of those 8,337,500 Private Placement Warrants, the Original Sponsor purchased 5,043,750 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 3,293,750 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Certain institutional investors who are not affiliated with any member of management (the “non-managing sponsor investors”), the Original Sponsor or any other investor in the Original Sponsor provided approximately 50.1% of the capital utilized by the Original Sponsor to purchase the Private Placement Warrants and, as a result, indirectly hold approximately 50.1% of such warrants.

Following the closing of the IPO, on August 2, 2024, of the net proceeds of the IPO and the private placement of the Private Placement Warrants, $288,937,500 was placed in a trust account with Continental as Trustee (the “Trust Account”). The trust proceeds are invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company. Except for a portion of the interest income that may be released to the Company for the payment of franchise and income taxes and up to $100,000 to pay dissolution expenses, as applicable, if any, none of the funds held in the Trust Account will be released until the earlier of (i) the consummation of an initial business combination, (ii) the redemption of any public shares in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of Public Shares if the Company does not complete a business combination by August 2, 2026 or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity; or (iii) the liquidation of the Trust Account, if the Company is unable to complete a business combination by August 2, 2026, or upon any earlier liquidation of the Company. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2025, there was approximately $306,880,908 held in the Trust Account and approximately $1,175,051 in the Company’s operating bank account and a working capital deficit of approximately $5,599,726.

Securities Purchase Agreement

On May 23, 2025, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the Original Sponsor, and the Sponsor, pursuant to which the Original Sponsor agreed to sell, and the Sponsor agreed to purchase, 7,187,500 of our Class B ordinary shares, par value $0.0001 per share, and 5,043,750 of our private placement warrants owned by the Original Sponsor (collectively, the “Transferred Sponsor SPAC Securities”) for an aggregate purchase price of $6,467,500. The sale closed on May 27, 2025. Also on May 27, 2025, Cantor sold 3,293,750 Private Placement Warrants for $10 to the Sponsor (the “Cantor Warrants”).

The Securities Purchase Agreement contains representations and warranties of the parties. The representations and warranties of each party set forth in the Securities Purchase Agreement were made solely for the benefit of the other parties to the Securities Purchase Agreement, and shareholders of the Company are not third-party beneficiaries of those representations and warranties. In addition, those representations and warranties (a) were subject to materiality and other qualifications contained in the Agreement, which may differ from what may be viewed as material by shareholders of the Company, (b) were made only as of the date of the Securities Purchase Agreement or such other date as is specified in the Securities Purchase Agreement and (c) may have been included in the Securities Purchase Agreement for the purpose of allocating risk between the parties rather than establishing matters as facts. Accordingly, the Securities Purchase Agreement is included with this filing only to provide shareholders of the Company with information regarding the terms of the Securities Purchase Agreement, and not to provide shareholders of the Company with any other factual information regarding any of the parties or their respective businesses.

The foregoing description of the Securities Purchase Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Securities Purchase Agreement, a copy of which is filed hereto as Exhibit 10.8 and incorporated by reference herein.

Letter Agreement Waiver; Assignment and Assumption Agreements

On May 27, 2025, we entered into a limited waiver with our directors and executive officers, the Original Sponsor and the Sponsor (the “Limited Waiver”). Pursuant to the Limited Waiver, the parties to the Letter Agreement, dated as of July 31, 2024, by and among the Company, the Original Sponsor and the other parties thereto (the “Letter Agreement”) agreed to waive the transfer restrictions contained in Section 7 thereof to the extent necessary or desirable to facilitate the sale of the Transferred Sponsor SPAC Securities contemplated by the Agreement and to facilitate the transfer of the Cantor Warrants.

On May 27, 2025, we entered into an Assignment and Assumption Agreement with the Sponsor, the Original Sponsor and Cantor Fitzgerald & Co., pursuant to which the Original Sponsor assigned to the Sponsor, and the Sponsor assumed, all of the Original Sponsor’s rights, title and interest under that certain Registration Rights Agreement, dated as of July 31, 2024, by and among the Company, the Original Sponsor and Cantor Fitzgerald & Co., and the New Sponsor agreed to be bound by the terms and provisions therein (the “RRA Assignment Agreement”).

On May 27, 2025, we entered into an Assignment and Assumption Agreement with the Sponsor, the Original Sponsor and our directors and executive officers, pursuant to which the Original Sponsor assigned to the Sponsor, and the Sponsor assumed, all of the Original Sponsor’s rights, title and interests under the Letter Agreement, and the Sponsor agreed to be bound by all terms, conditions, and covenants and be entitled to all the terms and provisions therein (the “Letter Agreement Assignment Agreement”).

The foregoing descriptions of the Limited Waiver, the RRA Assignment Agreement and the Letter Agreement Assignment Agreement do not purport to be complete and are qualified in their entireties by reference to the Limited Waiver, the RRA Assignment Agreement and the Letter Agreement Assignment Agreement copies of which are filed hereto as Exhibits 10.9, 10.10 and 10.11, respectively, and incorporated by reference herein.

Officer Appointments

Effective on May 27, 2025, the Company’s board of directors (the “Board”) appointed (i) Chinh Chu as President of the Company and (ii) Robert (“Reeve”) Collins as Chief Executive Officer of the Company.

On May 27, 2025, Mr. Chu and Mr. Collins each entered into an indemnity agreement (each, an “Indemnity Agreement”) with the Company.

The foregoing description of the Indemnity Agreement does not purport to be complete and is qualified in its entirety by reference to the Form of Indemnity Agreement a copy of which is filed as Exhibit 10.12, and incorporated by reference herein.

Sponsor Note

On June 16, 2025, we issued a promissory note (the “Sponsor Note”) to the Sponsor pursuant to which the Company can borrow up to an aggregate principal amount of $2,500,000 from the Sponsor. On June 18, 2025, we borrowed $500,000 under the Sponsor Note. The proceeds of the Sponsor Note were used for general working capital.

On July 16, 2025, we and the Sponsor entered into the First Amendment to the Sponsor Note (the “Sponsor Note Amendment”), solely to correct a scrivener’s error regarding the Sponsor’s option to convert up to $1,500,000 of the outstanding unpaid principal balance under the Sponsor Note into Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant. Pursuant to the Sponsor Note Amendment, the purchase price per Private Placement Warrant was corrected to reflect a purchase price of $1.00 per Private Placement Warrant upon conversion under the Sponsor Note.

On September 19, 2025, and December 22, 2025, we borrowed $1,500,000 and $500,000 under the Sponsor Note, respectively, for general working capital purposes. As of December 31, 2025, an aggregate of $2,500,000 was outstanding under the Sponsor Note

The Sponsor Note bears no interest and is payable in full upon the consummation of the Company’s initial business combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the Sponsor Note may be accelerated. If the Company does not consummate an initial business combination, the Sponsor Note will be repaid solely to the extent the Company has funds available outside the Trust Account.

The foregoing description of the Sponsor Note and Sponsor Note Amendment does not purport to be complete and is qualified in its entirety by the terms and conditions of (i) the Sponsor Note, a copy of which is attached hereto as Exhibit 10.13, and (ii) the Sponsor Note Amendment, a copy of which is attached hereto as Exhibit 10.14, both of which are incorporated by reference herein.

ReserveOne Business Combination

On July 7, 2025, we entered into a Business Combination Agreement (as may be amended, restated or supplemented from time to time, the “Business Combination Agreement”) with ReserveOne, Inc., a Delaware corporation (“ReserveOne”), ReserveOne Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of ReserveOne (“Pubco”), R1 SPAC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“M3-Brigade Merger Sub”), R1 Company Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Company Merger Sub” and together with M3-Brigade Merger Sub, the “Merger Subs”) (all of the transactions contemplated by the Business Combination Agreement, including the issuances of securities thereunder, the “Business Combination”).

Pubco, M3-Brigade Merger Sub and Company Merger Sub are newly formed entities that were formed for the sole purpose of entering into and consummating the transactions set forth in the Business Combination Agreement. Pubco is a wholly-owned direct subsidiary of ReserveOne and both M3-Brigade Merger Sub and Company Merger Sub are wholly-owned direct subsidiaries of Pubco.

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, (i) on the date the Mergers (as defined below) are consummated (the “Closing,” to occur on the “Closing Date”) and prior to the M3-Brigade Merger (as defined below), M3-Brigade will be de-registered in the Cayman Islands and register by way of continuation to Delaware and domesticate as a Delaware corporation in accordance with Section 388 of the General Corporation Law of the State of Delaware and Part XII of the Cayman Islands Companies Act (As Revised) (the “Domestication”), (ii) as a result of the Domestication, (a) each Class A ordinary share of M3-Brigade, par value $0.0001 per share (the “Class A Ordinary Shares”), issued and outstanding immediately prior to the Domestication will convert into one share of Class A-1 common stock of M3-Brigade, par value $0.0001 per share (the “Class A-1 Common Stock”); (b) each Class B ordinary share of M3-Brigade, par value $0.0001 per share (the “Class B Ordinary Shares” and, together with the Class A Ordinary Shares, the “Ordinary Shares”), issued and outstanding immediately prior to the Domestication will convert into one share of Class B common stock of M3-Brigade, par value $0.0001 per share (the “Class B Common Stock”); (c) each warrant to purchase one Class A Ordinary Share (the “M3-Brigade Warrants”) issued and outstanding immediately prior to the Domestication will convert into a warrant to purchase one share of Class A-1 Common Stock (the “M3-Brigade Post-Domestication Warrants”); and (d) the units of M3-Brigade issued in the Company’s IPO previously consisting of one Class A Ordinary Share and one-half of one M3-Brigade Warrant (the “Units”) will remain attached but the components thereof will convert in accordance with the preceding clauses (a) and (c) such that each Unit will consist of one share of Class A-1 Common Stock and one-half of one M3-Brigade Post-Domestication Warrant, and (iii) following the Domestication and immediately prior to the M3-Brigade Merger (as defined below), each share of Class B Common Stock will automatically convert into a number of shares of Class A-2 common stock of M3-Brigade, par value $0.0001 per share (the “Class A-2 Common Stock”) to be determined in accordance with the terms of the Business Combination Agreement, (iv) following the automatic conversion of shares from Class B Common Stock to Class A-2 Common Stock, M3-Brigade Merger Sub will merge with and into M3-Brigade, with M3-Brigade continuing as the surviving entity and a wholly-owned subsidiary of Pubco (the “M3-Brigade Merger”), in connection with which each Unit will be separated into its component parts, and all of the existing securities of M3-Brigade will be exchanged for rights to receive securities of Pubco as follows: (a) each issued and outstanding share of Class A-1 Common Stock will be automatically canceled and extinguished and converted into and thereafter represent the right to receive one share of Pubco Class A common stock, par value $0.0001 per share (the “Pubco Class A Common Stock”), (b) each issued and outstanding share of Class A-2 Common Stock will be automatically canceled and extinguished and converted into and thereafter represent the right to receive one share of share of Pubco Class B common stock, par value $0.0001 per share (“Pubco Class B Common Stock” and together with the Pubco Class A Common Stock, the “Pubco Common Stock”), and (c) each issued and outstanding M3-Brigade Post-Domestication Warrant will be automatically converted into one warrant to purchase one share of Pubco Class A Common Stock (each, a “Pubco Public Warrant” and, collectively, the “Pubco Public Warrants” and, together with the Pubco Private Warrants and Equity PIPE Warrants, the “Pubco Warrants” and each, a “Pubco Warrant”) on substantially the same terms and conditions as the M3-Brigade Warrants; and (v) following the M3-Brigade Merger, Company Merger Sub will merge with and into ReserveOne, with ReserveOne continuing as the surviving entity and a wholly-owned subsidiary of Pubco (the “Company Merger”, and together with the M3-Brigade Merger, the “Mergers”), pursuant to which, other than dissenting shares, if any, each issued and outstanding share of ReserveOne’s common stock, par value $0.0001 per share (the “ReserveOne Common Stock”) will be automatically cancelled and extinguished and converted into the right to receive a number of shares of Pubco Class A Common Stock, following which, all shares of ReserveOne Common Stock will cease to be outstanding and will automatically be canceled and will cease to exist and each warrant to purchase one share of ReserveOne Common Stock (the “ReserveOne Warrant”), if any, will be automatically converted into one Pubco Warrant.

The Sponsor has agreed that, effective upon the Closing, a portion of the shares of Pubco Class B Common Stock received by the Sponsor in the M3-Brigade Merger will be subject to forfeiture and will be forfeited unless applicable vesting conditions are satisfied prior to the five-year anniversary of the Closing (the “Sponsor Earnout Period”). The number of Sponsor’s shares of Pubco Class B Common Stock subject to forfeiture is equal to the sum of (i) the product of the total gross proceeds received via the Equity PIPE Subscription Agreements (as defined below) actually received by ReserveOne (disregarding for such purposes, certain reductions in proceeds on account of certain non-redeemed shares) and 0.004 (the “Sponsor Equity Earnout Shares”), plus (ii) the product of the total gross proceeds of the Equity PIPE actually received by ReserveOne (disregarding for such purposes, certain reductions in proceeds on account of certain non-redeemed shares) and 0.005 (the “Sponsor Warrant Earnout Shares”), plus (iii) the product of the total gross proceeds received via the Convertible Notes PIPE Subscription Agreements (as defined below) actually received by ReserveOne and 0.002 (the “Sponsor Convertible Notes Earnout Shares” and together with the Sponsor Equity Earnout Shares and the Sponsor Warrant Earnout Shares, the “Sponsor Earnout Shares”). The Sponsor Earnout Shares will be forfeited as follows: (A) (i) 50% of the Sponsor Equity Earnout Shares and (ii) 100% of the Sponsor Convertibles Notes Earnout Shares will be forfeited if the volume-weighted average share price of Pubco Class A Common Stock, as displayed on Pubco’s page on Bloomberg (or any successor service) in respect of the period from 9:30 a.m. to 4:00 p.m., New York City time, on the applicable trading day (the, “Pubco VWAP”), does not equal or exceed $12.00 for any twenty trading days out of thirty consecutive trading days during the Sponsor Earnout Period; (B) 50% of the Sponsor Equity Earnout Shares will be forfeited if the Pubco VWAP does not equal or exceed $14.00 for any twenty trading days out of thirty consecutive trading days during the Sponsor Earnout Period; and (C) a number of Sponsor Warrant Earnout Shares equal to 1/20th of the number of warrants issued in connection with the Equity PIPE that are not exercised during the Sponsor Earnout Period will be forfeited.

Pursuant to the terms of the Business Combination Agreement, $10.00 is the value of the price per share of Pubco Class A Common Stock to be received by the former stockholders of ReserveOne. Additionally, pursuant to the terms of the Equity PIPE Subscription Agreements (as defined below), the Equity PIPE Investors (as defined below) agreed to pay $10.00 for the Equity PIPE Securities (as defined below), which consist of the Equity PIPE Shares (as defined below) and the Equity PIPE Warrants (as defined below), and will result in each Equity PIPE Investor receiving one Pubco Class A Common Stock and one Pubco Warrant per $10.00 paid in cash (or an equivalent amount in Bitcoin) pursuant to the Equity PIPE Subscription Agreement at the Closing of the Business Combination. Based upon $10.00 per share, (i) the aggregate value of Pubco Class A Common Stock the former stockholders of ReserveOne will receive as a result of the Business Combination is $25,000,000 and (ii) the aggregate value of Pubco Class A Common Stock the Equity PIPE Investors will receive pursuant to the Equity PIPE Subscription Agreements in connection with the Closing of Business Combination is $500,000,000. Based solely upon $10.63, which is the closing price of the Class A Ordinary Shares, on December 31, 2025, (i) the aggregate value of Pubco Class A Common Stock the former stockholders of ReserveOne will receive as a result of the Business Combination is $26,575,000 and (ii) the aggregate value of Pubco Class A Common Stock the Equity PIPE Investors will receive pursuant to the Equity PIPE Subscription Agreements in connection with the Closing of Business Combination is $531,500,000.

The foregoing description of the Business Combination Agreement and the transactions contemplated therein does not purport to be complete and is qualified in its entirety by the terms and conditions of the Business Combination Agreement, attached hereto as Exhibit 2.1, and incorporated by reference herein.

Other than as specifically discussed herein, this Annual Report on Form 10-K does not assume the Closing of the Business Combination.

Sponsor Support Agreement

On July 7, 2025, we entered into a sponsor support agreement (the “Sponsor Support Agreement”) with the Sponsor, ReserveOne and Pubco, pursuant to which the Sponsor has agreed to, among other things, (i) vote all its shares of the Company, whether currently owned or acquired prior to the Closing, (a) in favor of the Business Combination Agreement and the transactions contemplated therein, (b) against any inquiry, proposal or offer, or any indication of interest in making an offer or proposal, from any person or group at any time relating to a transaction (other than the transactions contemplated by the Business Combination Agreement and any other related agreements thereto), (c) against any merger, consolidation, combination, sale of substantial assets, reorganization, recapitalization, dissolution, liquidation or winding up of or by the Company (other than the transactions contemplated by the Business Combination Agreement); (d) against any change in the business of the Company, and (e) against any proposal, action or agreement involving the Company that would or would reasonably be expected to frustrate or impede the consummation of the Business Combination Agreement and the transactions contemplated therein (the “Transactions”); (ii) fully comply with, and perform all of its assumed obligations, covenants and agreements set forth in a letter agreement dated as of July 31, 2024, by and among the Company, the Original Sponsor and the other parties thereto (the “Insider Letter”), including not transferring (a) any of its Class B Ordinary Shares or Class A Ordinary Shares, Pubco Class A Common Stock or Pubco Class B Common Stock issued upon conversion of such Class B Ordinary Shares or Class A Ordinary Shares until the earlier of (x) one year after the consummation of the Business Combination Agreement and the Transactions, (y) following the consummation of the Business Combination Agreement, the date after which the closing price of the Pubco Class A Common Stock equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the consummation of the Company’s Business Combination Agreement and the Transactions, or (z) the date on which Pubco completes a liquidation, merger, amalgamation, capital stock exchange, reorganization or other similar transaction that results in all of the Pubco’s shareholders having the right to exchange their Pubco Class A Common Stock for cash, securities or other property, or (b) any of its private placement warrants (including any shares underlying such warrants) until 30 days following the consummation of the Business Combination Agreement and the Transactions, subject, in each case, to certain customary exceptions.

The foregoing description of the Sponsor Support Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sponsor Support Agreement, a copy of which is attached hereto as Exhibit 10.15 and incorporated by reference herein.

Equity PIPE Subscription Agreement

On July 7, 2025, certain investors (the “Equity PIPE Investors”) entered into subscription agreements (collectively, the “Equity PIPE Subscription Agreements”) with ReserveOne, Pubco, and solely with respect to Section 8(u) thereof, the Company, pursuant to which the Equity PIPE Investors agreed to purchase up to an aggregate of $500,000,000 of (a) Pubco class A Common Stock (the “Equity PIPE Shares”) and (b) Pubco Warrants (“PIPE Warrants” and, together with the Equity PIPE Shares, the “Equity PIPE Securities”) at an aggregate purchase price of $10.00, which $10.00 will entitle Equity PIPE Investors to one Equity PIPE Share and one PIPE Warrant, in a private placement (the “Equity PIPE”). The PIPE Warrants (and the shares underlying the PIPE Warrants, the “Warrant Shares”) will be issued pursuant to a Warrant Agreement by and among ReserveOne, Pubco and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”). The Equity PIPE Investors are permitted, under the Equity PIPE Subscription Agreements, to satisfy their commitments thereunder if they hold Company Class A Ordinary Shares that qualify as Non-Redeemed Shares (as defined in the Equity PIPE Subscription Agreements), subject to certain conditions and restrictions set forth in the Equity PIPE Subscription Agreements. The purchase price for the Equity PIPE Securities may be paid in either cash or Bitcoin, at the sole election of each of the Equity PIPE Investors.

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

The foregoing description of the Equity PIPE Subscription Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the Form of Equity PIPE Subscription Agreement, a copy of which is attached hereto as Exhibit 10.17, and incorporated by reference herein.

Convertible Note Subscription Agreement

On July 7, 2025, certain investors entered into subscription agreements (the “Convertible Notes Subscription Agreements” and such investors, the “Convertible Notes Investors”) with Pubco, and, solely with respect to Section 9(t) thereof, the Company, pursuant to which the Convertible Notes Investors have agreed to purchase up to $250,000,000 in aggregate principal amount of Pubco’s 1.00% Convertible Senior Notes (the “Initial Convertible Notes” and such subscriptions, including the purchase of any Option Convertible Notes (as defined in the Convertible Notes Subscription Agreements), the “Convertible Notes PIPE”), upon the terms and subject to the conditions set forth therein.

The closing of the Convertible Notes PIPE is contingent upon the satisfaction of all closing conditions to consummate the Transactions and the Convertible Notes Investors’ consent to any amendments, modifications or waivers to the terms of the Business Combination Agreement that are material and adverse economically to the Convertible Notes Investors, among other customary closing conditions.

The foregoing description of the Equity PIPE Subscription Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the Form of Equity PIPE Subscription Agreement, a copy of which is attached hereto as Exhibit 10.18, and incorporated by reference herein.

Second Sponsor Note

On February 18, 2026, we issued a promissory note (the “Second Sponsor Note”) to the Sponsor, pursuant to which we can borrow up to an aggregate principal amount of $2,000,000 from the Sponsor. On February 18, 2026, we borrowed $600,000 under the Second Sponsor Note. The proceeds of the Second Sponsor Note will be used for general working capital purposes. The Second Sponsor Note bears no interest and is payable in full upon the consummation of our initial business combination.

The foregoing description of the Second Sponsor Note does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Sponsor Note, a copy of which is attached hereto as Exhibit 10.19, and incorporated by reference herein.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination (such as the proposed Business Combination with ReserveOne) using cash held in the Trust Account, the proceeds of the sale of our shares in connection with our initial business combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

We anticipate structuring our initial business combination, as is the case with ReserveOne, so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the aggregate value of all of the target businesses, will be taken into account for purposes of the 80% fair market value test.

In evaluating a prospective target business, as was the case with ReserveOne, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated (as defined in our amended and restated memorandum and articles of association) with our Sponsor, officers or directors, as was the case with ReserveOne, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm stating that the consideration to be paid by us in such an initial business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

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

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

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

If we provide our public shareholders with the opportunity to redeem their Public Shares in connection with a general meeting, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC, such as those included in the preliminary proxy statement/prospectus included in a Registration Statement on Form S-4, as amended, that we filed with the SEC relating to the proposed business combination with ReserveOne.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval (as is the case with ReserveOne), we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of at least a majority of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the Company. A quorum for such meeting will be present if the holders of one third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsor, officers and directors will count toward this quorum and, pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote their founder shares and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we would need 10,781,251, or 37.5%, of the 28,750,000 Public Shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved, assuming all outstanding shares are voted and the parties to the Letter Agreement do not acquire any Class A ordinary shares. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association vote their shares at a general meeting of the Company, we will not need any Public Shares in addition to our founder shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the Company. These quorum and voting thresholds, and the voting agreement of our Sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

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

Our proposed initial business combination may impose, as is the case with the proposed Business Combination with ReserveOne, a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the IPO, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

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

Our Sponsor, initial shareholders, directors, officers, advisors and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase Public Shares or Public Warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase Public Shares or Public Warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase Public Shares or Public Warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our Sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

○	the amount of our securities purchased outside of the redemption offer by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

○	the purpose of the purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates;

○	the impact, if any, of the purchases by our Sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

○	the identities of our security holders who sold to our Sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

○	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

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

Competition

In identifying, evaluating and selecting a target business for our initial business combination, as was the case with ReserveOne, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business, such as the financial statements of ReserveOne included in the preliminary proxy statement/prospectus included in a Registration Statement on Form S-4, as amended, that we filed with the SEC relating to the proposed business combination with ReserveOne. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are not required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act, as we are not deemed to be a large accelerated filer or an accelerated filer and still qualify as an emerging growth company. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. For risk factors related to ReserveOne and the Business Combination, please review the Registration Statement on Form S-4 filed by the Company, including the preliminary proxy statement/prospectus of the Company included therein, as previously amended and as further amended after the date hereof, and the definitive proxy statement/prospectus to be filed by the Company.

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

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements, as is the case with ReserveOne. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete.

If we seek shareholder approval of our initial business combination, as is the case with ReserveOne, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

As of December 31, 2025, our Sponsor owned 7,187,500 founder shares, which represented 20% of our issued and outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination.

Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval of an initial business combination, as is the case with ReserveOne, such initial business combination will be approved if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of at least a majority of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the Company. As a result, in addition to our initial shareholders’ founder shares, we would need 10,781,251, or 37.5%, of the 28,750,000 Public Shares sold in the IPO to be voted in favor of an initial business combination in order to have our initial business combination approved, assuming all outstanding shares are voted and the parties to the Letter Agreement do not acquire any Class A ordinary shares. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their ordinary shares at a general meeting of the Company, we will not need any Public Shares in addition to our founder shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by the shareholders of the issued shares present in person or represented by proxy and entitled to vote on such matter at a general meeting of the Company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that an ordinary resolution will be passed, being the requisite shareholder approval for such initial business combination. The non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or public warrants they may have purchased in the IPO or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the Trust Account with respect to the Class A ordinary shares underlying the units they may purchase in the IPO or thereafter as the rights afforded to our other public shareholders.

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

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable business combination or optimize our capital structure and may substantially dilute your investment in us.

At the time we enter into an agreement for our initial business combination, as is the case with ReserveOne, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, as is the case with the ReserveOne Business Combination Agreement, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting compensation payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting compensation. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. As a result, our obligations to redeem Public Shares for which redemption is requested and to pay the deferred underwriting commissions may not allow us to complete the most desirable business combination or optimize our capital structure.

The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure and may result in substantial dilution from your purchase of our Class A ordinary shares. The effect of this dilution will be greater for shareholders who do not redeem. The amount of the deferred underwriting compensation payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination, which may further dilute your investment. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting compensation. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. Please see “-Risks Relating to Our Securities-The nominal purchase price paid by our Sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.”

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, as is the case with the ReserveOne Business Combination Agreement, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

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

Our ability to find a potential target business and the business of any potential business with which we may consummate a business combination could be materially and adversely affected by events that are outside of our control. For example, geopolitical unrest (such as the ongoing military conflict between Russia and Ukraine and the military conflicts in Israel, Iran and Gaza), including war, terrorist activity and acts of civil or international hostility are increasing. In particular, although the length, impact and outcome of the ongoing military conflict in Ukraine and the recent armed conflicts between Israel and Hamas and between the U.S., Israel and Iran are highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.

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

We may not be able to find a suitable target business and complete our initial business combination within the completion window. An increasing number of special purpose acquisition companies (“SPACs”) have liquidated beginning in the second half of 2022 due to an inability to complete an initial business combination within their allotted time periods. Furthermore, our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including the impact of events such as the war between Russia and the Ukraine and the military conflicts in Israel, Iran and Gaza. If we are unable to complete our initial business combination within the completion window and we do not further extend such date, we will cease all operations except for the purpose of winding up and, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to our obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only approximately $10.25 per Public Share, which is estimated as of December 31, 2025, or less than $10.25 per Public Share, on the redemption of their shares, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per Public Share” and other risk factors herein.

We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our Public Shares, and the warrants may be worthless.

We have until the date that is 24 months from the closing of our IPO or until such earlier liquidation date as our board of directors may approve to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. However, we may decide not to seek to extend the date by which we must consummate our initial business combination, including the proposed Business Combination with ReserveOne. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will cease all operations except for the purpose of winding up and, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants may be worthless.

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

$1,175,051 in cash was available to us outside the Trust Account, as of December 31, 2025, to fund our working capital requirements. While we believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the duration of the completion window, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

If we were deemed to be an investment company for purposes of the Investment Company Act, we would need to register as such under the Investment Company Act and compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. We may also be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Trust Account. In which case, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a transaction, and our Warrants would expire worthless. For illustrative purposes, in connection with the liquidation of our Trust Account, our public shareholders may receive only approximately $10.67 per Public Share, which is based on estimates as of December 31, 2025, or less in certain circumstances, and our Warrants would expire worthless. Further, under the subjective test of an “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the Trust Account were invested in the assets discussed above, such assets, other than cash, are “securities” for purposes of the Investment Company Act and, therefore, there is a risk that we could be deemed an investment company and subject to the Investment Company Act based on the length of time such funds are invested in such assets.

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

On February 24, 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is ongoing. In addition, on October 7, 2023, Hamas launched a terrorist attack in Israel that has resulted in a significant action by the Israeli military in Gaza. On February 28, 2026, the U.S., in coordination with Israel, also launched major airstrikes against Iran. This has been accompanied by additional terrorist and military activities that have, among other things, disrupted shipping in the Red Sea and the Persian Gulf. Although the length, impact and outcome of these ongoing military conflicts is highly unpredictable, these conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.

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

A deterioration in economic conditions and related drivers of global uncertainty and change, such as reduced business activity, high unemployment, rising interest rates, housing prices, and energy prices (including the price of gasoline), increased consumer indebtedness, lack of available credit, the rate of inflation, and consumer perceptions of the economy, as well as other factors, such as terrorist attacks, protests, looting, and other forms of civil unrest, cyber attacks and data breaches, public health emergencies (such as the COVID-19 pandemic and other epidemics), extreme weather conditions and climate change, significant changes in the political environment, political instability, armed conflict (such as the ongoing military conflict between Ukraine and Russia and the military conflicts in Israel, Iran and Gaza) and/or public policy, including increased state, local or federal taxation, could adversely affect our financial condition, the financial condition of prospective target companies for our initial business combination, or the financial condition of the combined company even if we successfully consummate a business combination, as well as our ability to locate a commercially viable target company for our business combination in the first instance.

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

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial business combination, you will not be able to ascertain the merits or risks of any particular target business’s operations.

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

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, if we are unable to complete the proposed business combination with ReserveOne, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, if we do not complete a business combination with ReserveOne, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. There are 171,250,000 and 12,812,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an initial business combination) concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. There are no preference shares issued and outstanding.

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

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with or competitive with our Sponsor, officers, directors and their respective affiliates or existing holders. Our directors also serve as officers and/or board members for other entities including, without limitation, those described under “Management - Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we may pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our Company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our Sponsor, officers and directors, and any other holder of our founder shares may lose their entire investment in us if our initial business combination is not completed (other than with respect to Public Shares they have acquired, or may in the future acquire, if any), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On March 15, 2024, our Original Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in exchange for 7,187,500 founder shares. In connection with the IPO, our original Sponsor issued membership interests at a nominal purchase price to the non-managing sponsor investors reflecting interests in an aggregate of 3,400,000 founder shares held by our Sponsor.

Prior to the initial investment in the Company of $25,000 by the Original Sponsor, the Company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the number of founder shares issued. The number of founder shares outstanding was determined such that the founder shares would represent 20% of the outstanding shares after the IPO. The founder shares will be worthless if we do not complete an initial business combination, except to the extent they receive liquidating distributions from assets outside of the Trust Account. In addition, our Original Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters, purchased an aggregate of 8,337,500 Private Placement Warrants for an aggregate purchase price of $8,337,500 or $1.00 per warrant. Of those 8,337,500 Private Placement Warrants, the Original Sponsor purchased 5,043,750 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 3,293,750 Private Placement Warrants. The non-managing sponsor investors purchased, indirectly through the purchase of non-managing sponsor membership interests, an aggregate of 4,250,000 Private Placement Warrants at a price of $1.00 per warrant ($4,250,000 in the aggregate) in a private placement that closed simultaneously with the closing of the IPO. Subsequently, on May 27, 2025, (i) the Original Sponsor sold 5,043,750 Private Placement Warrants, held by it and the non-managing sponsor investors, to the Sponsor, and (ii) Cantor Fitzgerald & Co. sold its 3,293,750 Private Placement Warrants to the Sponsor.

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

If we are unable to complete the Business Combination with ReserveOne, we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we are unable to complete the Business Combination with ReserveOne and determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

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

We intend to select target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants. As a result, if the cash portion of the purchase price for a target business exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our Warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

Our Sponsor owns 20.0% of our issued and outstanding ordinary shares. Our Sponsor is exclusively “controlled” for CFIUS purposes by Mr. Chinh Chu, who is a US citizen, and thus we do not believe that our Sponsor is a “foreign person” as defined in the CFIUS regulations. However, it is possible that non-U.S. persons could be involved in our initial business combination (e.g., as existing shareholders of a target company or as PIPE investors), which may increase the risk that our initial business combination becomes subject to regulatory review, including review by CFIUS. As such, an initial business combination with a U.S. business or foreign business with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review. If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

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

If we are unable to complete the Business Combination with ReserveOne, we may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

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

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which is charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

Our Sponsor and our officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

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

During the course of their careers, members of our management team and board of directors have had significant experience as board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert our management team’s and board of director’s attention and resources away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

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

The nominal purchase price paid by our Original Sponsor for the founder shares may result in significant dilution to the implied value of your Public Shares upon the consummation of our initial business combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.

We offered our Units at an offering price of $10.00 per Unit and the amount in our Trust Account was initially $10.05 per Public Share, implying an initial value of $10.05 per Public Share. However, prior to the IPO, our Original Sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.004 per share. As a result, the value of your Public Shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into Class A ordinary shares.

The following table shows the public shareholders’ and our Sponsor’s investment per share and how these compare to the implied value of one Class A ordinary share upon the completion of our initial business combination. The following table assumes that (i) our valuation is $293,480,908 (which is the amount we would have in the Trust Account for our initial business combination following payment of the underwriters’ deferred fee), (ii) no interest is earned on the funds held in the Trust Account, (iii) no Public Shares are redeemed in connection with our initial business combination and (iv) all founder shares are held by our initial shareholders upon completion of our initial business combination, and does not take into account other potential impacts on our valuation at the time of the initial business combination, such as (i) the value of our Public Warrants and Private Placement Warrants, (ii) the trading price of our Class A ordinary shares, (iii) the initial business combination transaction costs (other than the payment of $13,400,000 of deferred underwriting commissions), (iv) any equity issued or cash paid to the target’s sellers, (v) any equity issued to other third party investors, or (vi) the target’s business itself.

Public shares	28,750,000
Founder shares	7,187,500
Total shares	35,937,500
Total funds in trust available for initial business combination	$293,480,908
Public shareholders’ investment per Class A ordinary share(1)	$10.00
Original Sponsor’s investment per Class B ordinary share(2)	$0.004
Initial implied value per Public Share	$9.78
Implied value per share upon consummation of initial business combination(3)	$8.17

(1)	While the public shareholders’ investment is in both the Public Shares and the Public Warrants, for purposes of this table the full investment amount is ascribed to the Public Shares only.

(2)	The total investment in the equity of the Company by the Sponsor and Cantor Fitzgerald & Co. is $8,362,500, consisting of (i) $25,000 paid by the Original Sponsor for the founder shares, (ii) $5,043,750 paid by the Original Sponsor for 5,043,750 Private Placement Warrants and (iii) $3,293,750 paid by Cantor Fitzgerald & Co. for 3,293,750 Private Placement Warrants. For purposes of this table, the full investment amount is ascribed to the founder shares only.

(3)	All founder shares would automatically convert into Class A ordinary shares upon completion of our initial business combination or earlier at the option of the holder.

Based on these assumptions, each Class A ordinary share would have an implied value of $8.17 per share upon completion of our initial business combination, representing an approximately 16.46% decrease from the initial implied value of $9.78 per Public Share. While the implied value of $8.17 per Class A ordinary share upon completion of our initial business combination would represent a dilution to our public shareholders, this would represent a significant increase in value for our Sponsor relative to the price it paid for each founder share. At $8.17 per Class A ordinary share, the 7,187,500 Class A ordinary shares that the Sponsor would own upon completion of our initial business combination (after automatic conversion of the 7,187,500 founder shares) would have an aggregate implied value of $58,721,875. As a result, even if the trading price of our Class A ordinary share significantly declines, the value of the founder shares held by our Sponsor will be significantly greater than the amount our Sponsor paid to purchase such shares. In addition, our Sponsor could potentially recoup its entire investment in our Company even if the trading price of our Class A ordinary shares after the initial business combination is as low as $1.14 per share. As a result, our Sponsor is likely to earn a substantial profit on its investment in us upon disposition of its Class A ordinary shares even if the trading price of our Class A ordinary shares declines after we complete our initial business combination. Our Sponsor may therefore be economically incentivized to complete an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our Sponsor had paid the same per share price for the founder shares as our public shareholders paid for their Public Shares.

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

We issued Public Warrants to purchase 14,375,000 of our Class A ordinary shares as part of the Units offered in the IPO and, we issued in a private placement an aggregate of 8,337,500 Private Placement Warrants, at $1.00 per warrant. In addition, we borrowed $2,500,000 under the Sponsor Note from the Sponsor, of which $1,500,000 may be converted into Private Placement Warrants, at the price of $1.00 per warrant. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these Warrants could make us a less attractive acquisition vehicle to a target business. Such Warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our Warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of the IPO registration statement captioned “Taxation-United States Federal Income Tax Considerations-U.S Holders”) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, potentially not until after the two taxable years following our current taxable year). Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our Warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

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

We employ a mail forwarding service, which may delay or disrupt our ability to receive mail in a timely manner.

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

Item 2. Properties.

We maintain executive offices at 1700 Broadway, Suite 1900, New York, NY 10019 provided by M3 Partners as our executive offices at no cost. We consider our current office space, combined with the office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

As of December 31, 2025, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Class A ordinary shares and warrants are listed on Nasdaq under the symbols “MBAVU”, “MBAV” and “MBAVW”, respectively.

Holders

As of December 31, 2025, there was one holder of record of our Units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares, one holder of record of our Public Warrants and two holders of record of our Private Placement Warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Class A ordinary shares and Public Warrants are held of record by banks, brokers and other financial institutions.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and in our other filings with the SEC, including our preliminary proxy statement/prospectus to be included in a Registration Statement on Form S-4, as amended, that we filed with the SEC relating to the proposed business combination with ReserveOne.

Overview

We are a blank check company incorporated in the Cayman Islands on March 12, 2024, formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the IPO and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

Business Combination Agreement

On July 7, 2025, the Company, ReserveOne, Pubco, SPAC Merger Sub, and Company Merger Sub, entered into the Business Combination Agreement.

Pursuant to the Business Combination Agreement, the Company will effect the Domestication to Delaware. Following the Domestication, SPAC Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity, and as a result of which the Company will be a wholly-owned subsidiary of Pubco. Promptly following the SPAC Merger, Company Merger Sub will merge with and into ReserveOne, with ReserveOne continuing as the surviving company, and as a result of which ReserveOne will be a wholly-owned subsidiary of Pubco.

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

The Closing is expected to occur in the second quarter of 2026, subject to the satisfaction of certain customary closing conditions.

The foregoing description of the Business Combination Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Business Combination Agreement, a copy of which is attached hereto as Exhibit 2.1, and incorporated by reference herein.

Second Sponsor Note

On February 18, 2026, we issued a promissory note (the “Second Sponsor Note”) to the Sponsor, pursuant to which we can borrow up to an aggregate principal amount of $2,000,000 from the Sponsor. On February 18, 2026, we borrowed $600,000 under the Second Sponsor Note. The proceeds of the Second Sponsor Note will be used for general working capital purposes. The Second Sponsor Note bears no interest and is payable in full upon the consummation of our initial business combination.

The foregoing description of the Second Sponsor Note does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Sponsor Note, a copy of which is attached hereto as Exhibit 10.19, and incorporated by reference herein.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 12, 2024 (inception), through December 31, 2025, were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had net income of $5,778,750, which consists of $12,263,666 from interest earned on cash held in Trust Account, partially offset by $4,867,916 of general and operating costs and $1,617,000 of compensation expenses.

For the period from March 12, 2024 (inception) through December 31, 2024, we had net income of $5,226,327, which consists of $5,679,743 from interest earned on cash held in Trust Account, partially offset by $453,416 of general and operating costs.

Going Concern, Liquidity and Capital Resources

Until the consummation of the IPO, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans or advances from the Sponsor or another related party.

On August 2, 2024, we consummated the IPO of 28,750,000 Units at $10.00 per Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units generating gross proceeds of $287,500,000. Simultaneously with the closing of the IPO, we consummated the sale of an aggregate of 8,337,500 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, in a private placement to the Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters of the IPO, generating gross proceeds of $8,337,500.

Following the IPO, the full exercise of the over-allotment option, and the sale of the Units, a total of $288,937,500 was placed in the Trust Account. We incurred $19,406,996 of transaction costs, consisting of $5,000,000 of cash underwriting fee, $13,400,000 of deferred underwriting fee, and $1,006,996 of other offering costs.

As of December 31, 2025, we had marketable securities held in the Trust Account of $306,880,908. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

On June 16, 2025, we issued the Sponsor Note to the Sponsor pursuant to which the Company has borrowed $2,500,000 from the Sponsor as of December 31, 2025. Up to $1,500,000 of the Sponsor Note may be convertible into private placement warrants of the post business combination entity at a price of $1.00 per warrant at the option of the Sponsor. The warrants will be identical to the Private Placement Warrants

As of December 31, 2025, we had cash of $1,175,051 and working capital deficit of $5,995,887. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements -Going Concern,” management has determined that our liquidity concerns and mandatory liquidation date raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the period in which we have to complete our initial business combination. The Company cannot assure that its plans to consummate an initial business combination will be successful.

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

We may need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters had a 45-day option from the date of the IPO to purchase up to an additional 3,750,000 units to cover over-allotments, if any. Simultaneously with the closing of the IPO, the underwriters elected to fully exercise the over-allotment option to purchase the additional 3,750,000 Units at a price of $10.00 per Unit.

Promissory Notes – Related Party

Prior to the IPO, we issued a promissory note to the Original Sponsor, pursuant to which we could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable upon the earlier of (i) December 31, 2024, or (ii) the completion of the IPO. No amounts were borrowed under the Promissory Note and borrowings under the Promissory Note are no longer available.

On June 16, 2025, we issued a promissory note, pursuant to which we could borrow up to an aggregate principal amount of $2,500,000 from the Sponsor (the “Sponsor Note”). As of December 31, 2025, the full $2,500,000 available under the Sponsor Note had been drawn, and the entire amount was outstanding. Up to $1,500,000 of the aggregate principal amount drawn under the Sponsor Note may be convertible into Private Placement Warrants of the post business combination entity at a price of $1.00 per warrant at the option of the Sponsor. If the Business Combination or another initial business combination is not consummated, the Sponsor Note may not be repaid and may not be able to be converted into Pubco Warrants, pursuant to its terms. Such warrants would be identical to the Private Placement Warrants.

On February 18, 2026, we issued a promissory note (the “Second Sponsor Note”) to the Sponsor, pursuant to which we can borrow up to an aggregate principal amount of $2,000,000 from the Sponsor. On February 18, 2026, we borrowed $600,000 under the Second Sponsor Note. The proceeds of the Second Sponsor Note will be used for general working capital purposes. The Second Sponsor Note bears no interest and is payable in full upon the consummation of our initial business combination.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We adopted ASU 2020-06 as of March 12, 2024 (inception). There was no effect to our financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

None.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position(s)
Mohsin Y. Meghji	61	Chairman of the Board of Directors
Robert Rivas (“Reeve”) Collins	50	Chief Executive Officer
Matthew Perkal	41	Chief Operating Officer and Director
Eric Greenhaus	32	Chief Financial Officer
Chinh Chu	59	President
Chris Chaice	56	Executive Vice President
Charles Garner	63	Executive Vice President and Secretary
Benjamin Fader-Rattner	44	Director
Thomas Fairfield	67	Director
Edward Murphy	57	Director
Paul Kopsky	61	Director
Franklin Tsung	38	Director

Mohsin Y. Meghji serves as Chairman of the Company’s board of directors (the “Board”). Mr. Meghji was the principal sponsor of M III Acquisition Corp. from 2015 to 2019, M3-Brigade Acquisition II Corp. from 2020 to 2023, M3-Brigade Acquisition III Corp. from 2021 to 2023 and M3-Brigade Acquisition IV Corp. from 2021 to 2022. Mr. Meghji currently serves as Chairman of M3-Brigade Acquisition VI Corp.’s board of directors. Mr. Meghji has served as the Managing Partner of M3 Partners, LP since 2015 and is a nationally recognized U.S. turnaround professional with a track record of building value across a wide range of sectors, including power, energy and industrials. M3 Partners is a merchant banking, investment and restructuring advisory firm founded by Mr. Meghji which provides operational, strategic and financial advisory solutions to support complex businesses at inflection points in their growth trajectory. Mr. Meghji has more than 30 years of advisory and management experience in building value in companies that are facing financial, operational or strategic inflection points and transitions. He has accomplished this through both operating management and financial advisory roles, often in partnership with some of the world’s leading financial institutions, private equity firms and hedge fund investors.

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

Robert (“Reeve”) Collins serves as our Chief Executive Officer and is an entrepreneur in the digital asset and financial technology sectors with over a decade of experience building blockchain-based financial infrastructure. Mr. Collins co-founded Tether (USDT), the first and most widely adopted stablecoin, and served as its founding Chief Executive Officer from September 2013 to September 2015. Mr. Collins subsequently co-founded BLOCKv and later SmartMedia Technologies, a Web3 platform focused on programmable assets and enterprise engagement solutions, where he was actively involved from 2017 until 2023. Mr. Collins has worked extensively in tokenized financial systems, digital asset markets and blockchain-based payments infrastructure. Since 2024, Mr. Collins has co-founded and served as Chairman of STBL, a stablecoin protocol, and WeFi, an on-chain financial platform, focused on blockchain-enabled banking infrastructure. Through these roles, Mr. Collins has led the development of digital asset products and infrastructure intended to support stablecoin adoption and blockchain-based financial services. Mr. Collins received a B.A. in Marketing and Finance from Washington State University.

Matthew Perkal, serves as our Chief Operating Officer and a director on the Board. Mr. Perkal has also served as an Executive Vice President of M3-Brigade Acquisition II Corp. and as Chief Executive Officer of M3-Brigade Acquisition III Corp. and M3-Brigade Acquisition IV Corp. Mr. Perkal currently serves as Chief Executive Officer and as a director of M3-Brigade Acquisition VI Corp. Since 2010, Mr. Perkal has led Brigade Capital Management, LP’s industry coverage for various sectors including retail, consumer, gaming and lodging, and has structured and led many of the firm’s successful deals in the private credit space including Barney’s and Sears. Mr. Perkal currently serves on the board of directors for Guitar Center Inc. He also served as a Director of Greenfire Resources Ltd. (NYSE: GFR) from the time of its merger with M3-Brigade Acquisition II Corp. in September 2023 through December 2024. In his capacity as a restructuring and financial advisory professional, Mr. Perkal served as an independent director of companies, some of which elected to utilize bankruptcy proceedings, including Guitar Center from December 2020 through present and Gymboree from September 2017 through June 2020. Prior to joining Brigade, Mr. Perkal worked at Deutsche Bank as an Analyst in the Leveraged Finance Group from 2008-2010. In that capacity, Mr. Perkal also spent time on the Leveraged Debt Capital Markets Desk, selling both bank and bond deals. Mr. Perkal received a BS in Economics with a concentration in Finance and Accounting from the University of Pennsylvania’s Wharton School of Business.

Eric Greenhaus serves as our Chief Financial Officer. Mr. Greenhaus has been employed by M3 Partners, LP since March 2020, where he currently is a Director. During his tenure at M3 Partners, Mr. Greenhaus has provided restructuring advisory and performance improvement services, as well as assisting with SEC reporting and transaction modeling for M3-Brigade Acquisition II Corp. and M3-Brigade Acquisition III Corp. Mr. Greenhaus currently serves as Chief Financial Officer of M3-Brigade Acquisition VI Corp. Prior to joining M3 Partners, Mr. Greenhaus worked at KPMG in their Deal Advisory & Strategy department from March 2018 through February 2020. Mr. Greenhaus also worked at Deloitte as an audit associate from September 2016 to February 2018, during which he maintained a Certified Public Accounting license. Mr. Greenhaus has extensive experience auditing and analyzing financial statements, conducting financial due diligence, managing liquidity, creating financial and forecasting models, business planning, and advising senior executives on strategic initiatives. Mr. Greenhaus received a Master of Accounting from the University of Michigan in 2016 and a B.A. in Business Administration from the University of Michigan in 2015. He currently sits on the board of directors of Triton Financial Limited.

Chinh Chu serves as our President. Mr. Chu is the Senior Managing Partner of CC Capital, a private investment firm which he founded in 2016. Mr. Chu has over 30 years of investment and acquisition experience. Before founding CC Capital, Mr. Chu worked at Blackstone from 1990 to 2015. Mr. Chu was a Senior Managing Director at Blackstone beginning in 2000 and previously served as Co-Chair of Blackstone’s Private Equity Executive Committee and as a member of Blackstone’s Executive Committee. Mr. Chu also served as the Chief Executive Officer and Director of CC Neuberger Principal Holdings II, a special purpose acquisition company he co-founded, from May 2020 until the consummation of the business combination with Getty Images, Inc. to form Getty Images Holdings, Inc. in July 2022. Mr. Chu served as Chief Executive Officer and director of CC Neuberger Principal Holdings I from January 2020 until the consummation of the business combination with E2open Holdings, LLC in February 2021. Mr. Chu has served on the board of directors of Getty Images Holdings, Inc. since July 2022. He previously served as a director of E2open Holdings, LLC, Dun & Bradstreet Holdings, Inc., Kronos Incorporated, SunGard Data Systems, Inc., Stiefel Laboratories, Freescale Semiconductor, Ltd. Biomet, Inc., Alliant, Celanese Corporation, Nalco Company, DJO Global, Inc., HealthMarkets, Inc., Nycomed, Alliant Insurance Services, Inc., the London International Financial Futures and Options Exchange, Graham Packaging and AlliedBarton Security Services.

Chris Chaice serves as our Executive Vice President. Since November 2012, Mr. Chaice has advised the M3-Brigade investment team with respect to structuring investments, restructurings, bond and bank debt covenants, and litigations. Mr. Chaice served as a Senior Credit Attorney at Brigade Capital Management, LP from November 2012 until January 2021 and as Senior Attorney, Private Credit and Restructuring, from January 2021 until March 2022. Mr. Chaice currently serves as Executive Vice President of M3-Brigade Acquisition VI Corp. In his capacity as a restructuring and financial advisory professional, Mr. Chaice served as an independent director of companies, some of which elected to utilize bankruptcy proceedings, including Sanchez Energy Corporation from October 2023 through present. Since April 2022, Mr. Chaice has served as a Partner & Head of Distressed Research at Brigade. Prior to joining Brigade Capital Management, LP, from July 2008 to October 2012, Mr. Chaice worked at Covenant Review, a fixed-income research firm, where he analyzed debt covenants, complex capital structures, and bankruptcy issues. Additionally, from August 2006 to May 2008, Mr. Chaice worked as an Analyst at Southpaw Asset Management, where he analyzed event-driven investment opportunities relating to bankruptcies, restructurings, liquidations and litigation. Prior to Southpaw, Mr. Chaice practiced law at Cahill Gordon & Reindel from September 1999 to September 2005, and at Willkie Farr & Gallagher from September 2005 to August 2006, where he specialized in capital markets transactions, primarily representing underwriters of high yield bonds and leveraged loans. Mr. Chaice received a BA in Political Science from Syracuse University and a law degree, cum laude, from New York University School of Law.

Charles Garner serves as a director on our Board and is an accomplished business and legal professional, with over 35 years of experience in M&A, corporate finance and business management. He was actively involved in all aspects of the business plan of the M III Acquisition Corp., M3-Brigade Acquisition II Corp., M3-Brigade Acquisition III Corp., M3-Brigade Acquisition IV Corp. and BM3EAC Corp., including formation, management and business combination activities. Mr. Garner currently serves as Executive Vice President of M3-Brigade Acquisition VI Corp. Mr. Garner joined M3 Partners, LP in 2015 and currently serves as Senior Managing Director and General Counsel of M3 Partners. Mr. Garner began his career in 1987 as an attorney at Simpson Thacher & Bartlett, a leading international law firm, where he rose to become a partner in the corporate/banking group. Mr. Garner has served as Executive Managing Director and Chief Operating Officer of Island Capital Group LLC, a real estate-focused merchant banking firm, where he played key roles in the formation of Emirates National Securitisation Corporation (a joint venture with various entities of the Government of Dubai to create a mortgage securitization market in Dubai) and Island Global Yachting (a leading owner and operator of luxury and megayacht marinas). Among other positions, Mr. Garner also has served as Interim CEO of a European industrial software company focused on the utilities industry. Mr. Garner served as a director of IEA (with a short period of interruption) from March 2018 through its merger with MasTec, Inc. in October 2022 and served as the Chair of various Special Committees of independent directors of IEA in the review of financing and related transactions that led to the material increase in the equity and enterprise values of IEA during that period.

Benjamin Fader-Rattner serves as a director on our Board and has been a Managing Director at Nexus Capital Management LP since December 2023 where he focuses on credit opportunities. Prior to joining Nexus, Mr. Fader-Rattner led Space Summit Capital LLC, a special situations investment fund which he founded in January 2021. Mr. Fader-Rattner currently serves as a director of M3-Brigade Acquisition VI Corp. Previously, Mr. Fader-Rattner served as a director of the Third SPAC from October 2021 — September 2023 and he also served as President and a director of Osiris Acquisition Corp., a publicly listed special purpose acquisition company, from May 2021 — May 2024. Prior to founding Space Summit Capital LLC, Mr. Fader-Rattner was a Managing Director at Canyon Partners, where he led investments across the capital structure in several industries including retail and consumer, from 2008 to July 2020. Prior to Canyon, Mr. Fader-Rattner was an analyst at Glenview Capital in 2007, where he invested primarily in debt opportunities, an associate at The Carlyle Group from 2005 to 2007, where he focused on leveraged buyout transactions, and an analyst at Bear, Stearns & Co. Inc. from 2003 to 2005. Mr. Fader-Rattner received a B.S. in Economics, summa cum laude, from The Wharton School at the University of Pennsylvania.

Thomas Fairfield serves as a director on our Board with over 40 years of experience in M&A, corporate finance and business management. Mr. Fairfield serves as the Chief Financial Officer, Chief Operating Officer and Secretary of byNordic Acquisition Corporation (OTC: BYNO). Mr. Fairfield provides strategic business consulting services through Cambio Group LLC (“Cambio”) that he founded and has owned since July 2018. In connection with recent Cambio engagements, Mr. Fairfield served as Chief Restructuring Officer of Rhino Resource Partners LP (“Rhino”), an energy company, from May 2020 through the effective date of the plan of liquidation in Rhino’s Chapter 11 bankruptcy in February 2021, as President and Chief Executive Officer and a member of the board of managers of Journey Group Acquisition Co., LLC, a death care services company, from October 2018 to December 2023, and as President and Chief Restructuring Officer of V3 Commodities Group Holdings, LLC, a specialty finance company serving the retail energy services sector, from April 2024 through December 2024. From November 2021 through the fourth quarter of 2023 Mr. Fairfield has served as independent investor representative for investment funds managed by White Oak Partners and Periscope Capital Inc. Mr. Fairfield also served as a member of the board of managers of Casablanca Holdings GP LLC, a holding company for Apple Leisure Group, a hospitality and travel services company, from May 2020 to December 2020 and has been a member of the board of managers of Family Services Holdings, LLC, a death care services company, since June 2021. Mr. Fairfield has a Juris Doctorate degree from Georgetown University Law Center and a B.S.F.S. from Georgetown University. He is admitted to the bar of the states of Connecticut, Pennsylvania, New York, and the District of Columbia, and is a member of the American Bar Association.

Edward Murphy serves as a director of our Board and is a seasoned financial services professional with over 35 years of expertise, having held roles in sales, trading, portfolio management, capital raising, financial analysis, structuring, and has managed investment vehicles with over $11 billion dollars in assets. Mr. Murphy has held multiple positions across various financial institutions, such as Goldman Sachs & Co., Guggenheim Partners, and Cantor Fitzgerald & Co. Mr. Murphy founded and contributed to the development of a secondary trading platform for Institutional Credit Partners and has provided capital raising, financial analysis and sales services to Propellr, a creation, management, and servicing platform for digitally held assets. In 2015, Mr. Murphy founded Reade Street Ventures, L.L.C., a financial advisory firm engaged in capital market activities spanning the real estate, FinTech, art finance and blockchain sectors. Throughout his career, Mr. Murphy has pioneered disruptive financial strategies, leveraging smaller platforms to democratize investment products traditionally exclusive to large firms. Mr. Murphy received a Bachelor of Arts in Philosophy and Economics from Columbia University.

Paul Kopsky serves as a director of our Board and has over 30 years of experience in accounting and financial matters. Since 2020, Mr. Kopsky has served as the owner and principal of Hawk Advisory, LLC (“HAWK Advisory”), a consulting company providing executive leadership and consulting services in connection with various M&A activities, debt financings, restructuring, financial, accounting, and operational matters. Mr. Kopsky also currently serves as the principal of Cambio Group LLC (“Cambio”), a consulting firm providing strategic business consulting services to private equity firms across the real estate, financial services and healthcare industries. Mr. Kopsky currently serves as Chief Executive Officer and member of the board of managers of Family Services Holdings LLC, a death care services company. Mr. Kopsky has held several key leadership positions in privately owned companies in connection with his engagements through Cambio and HAWK Advisory. Previously, Mr. Kopsky served as interim Chief Operating Officer of Vantem Global, Inc., a modular systems construction company and from October 2024 to July 2025, Mr. Kopsky served as the Vice President of V3 Commodities Group Holdings, LLC, a specialty finance company engaged in the retail energy services sector. Mr. Kopsky also served as the Chief Operating Officer of MCRM Fertility, from May 2021 to October 2024. From October 2018 to December 2023, Mr. Kopsky served as the Chief Operating Officer and member of the board of managers of Journey Group Acquisition Co., LLC, a death care services company. Mr. Kopsky served on the board of Paramount Financial Group and Paramount Bank from January 2018 until March 2024.

Prior to providing strategic business consulting through HAWK Advisory and Cambio, Mr. Kopsky served in various executive finance and accounting leadership roles, including, Chief Financial Officer of RAIT Financial Trust (NASDAQ-RAIT) from February 2017 to August 2017, and Executive Vice President and Chief Operating Officer for Hunt Companies, Inc., a diversified financial services holding company, from September 2013 to November 2016. From March 2011 to September 2013, Mr. Kopsky was Managing Director in the Investment Banking and Project Finance department of Jefferies & Company, Inc., a global investment banking company and broker-dealer. Additionally, Mr. Kopsky has held executive financial leadership roles at Capmark Financial Group, Inc., a publicly listed commercial mortgage company, Reinsurance Group of America, Incorporated (NYSE-RGA), a publicly traded life reinsurance company, Nationwide Insurance Group, a diversified insurance and financial services company, Lincoln Financial Group (NYSE-LNC), a publicly-traded life insurance company, and Conning Corporation (NASDAQ-CNNG), an asset manager, and its majority owners — MetLife, an insurance company, and Swiss Re, a reinsurance company. Mr. Kopsky earned his BSBA in accounting and finance from Creighton University and an MBA from the University of Chicago.

Franklin Tsung serves as a director of our Board and is a veteran financial services executive with nearly 15 years of leadership experience operating at the intersection of private equity and enterprise software. Since 2006, Mr. Tsung has served as Chief Executive Officer of Blackcrown Inc., an independent principal firm and registered investment advisor focusing on private equity advisory with an emphasis on investment origination advisory services and portfolio company advisory services. Since 2015, Blackcrown has been principal buy-side advisor, working in coordination with institutional financial sponsors on over $7 billion in private equity processes. Additionally, Mr. Tsung actively serves as the Chief Growth Officer for AppCrown LLC, a privately held financial technology company specializing in enterprise data integration for independent registered investment advisors, broker-dealers, and insurance carriers in order to enhance advisor productivity, scalability and regulatory compliance. Mr. Tsung started his career at Merrill Lynch and is a Certified Senior Advisor with the Society of Certified Senior Advisors. Mr. Tsung matriculated from the Fu Foundation School of Engineering at Columbia University.

Number and Terms of Office of Officers and Directors

Our Board consists of seven members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after the first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Fader-Rattner and Mr. Murphy, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Mr. Fairfield and Mr. Tsung, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Mr. Meghji, Mr. Perkal and Mr. Kopsky, will expire at the third annual general meeting. Our officers are appointed by the Board and serve at the Board’s discretion, rather than for specific terms of office. The Board is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

Nasdaq rules require that a majority of the Board be independent within one year of our IPO. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have five “independent directors” as defined in Nasdaq rules and applicable SEC rules. The Board has determined that Mr. Fader-Rattner, Mr. Fairfield, Mr. Murphy, Mr. Kopsky and Mr. Tsung are “independent directors” as defined in Nasdaq’s listing standards and applicable SEC rules. The independent directors have regularly scheduled meetings at which only independent directors are present. Pursuant to Nasdaq’s phase-in rules for newly listed companies, we had one year from the date on which we were first listed on Nasdaq to have an independent board of directors, which we satisfied within the applicable time period.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, compensation committee, and corporate governance and nominating committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board and has the composition and responsibilities described below.

Audit Committee

Our board of directors has established an audit committee of the board of directors. Mr. Fader-Rattner, Mr. Fairfield, Mr. Murphy and Mr. Kopsky serve as the members of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Mr. Fairfield, Mr. Fader-Rattner, Mr. Murphy and Mr. Kopsky are each independent.

Mr. Kopsky serves as the chairman of the audit committee. Each member of the audit committee is financially literate and the Board has determined that Mr. Kopsky qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

Our board of directors has established a compensation committee. The members of our compensation committee are Mr. Fader-Rattner, Mr. Murphy and Mr. Fairfield. Mr. Fairfield serves as chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Mr. Fader-Rattner, Mr. Murphy and Mr. Fairfield are each independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

The amended and restated memorandum and articles of association also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Corporate Governance and Nominating Committee

We have established a corporate governance and nominating committee of our board of directors. The members of the corporate governance and nominating committee are Mr. Fairfield, Mr. Murphy and Mr. Fader-Rattner, and Mr. Fairfield serves as chair of the corporate governance and nominating committee.

Our board of directors has adopted a corporate governance and nominating committee charter, which details the principal functions of the corporate governance and nominating committee, including:

●	identifying and screening individuals for election to the Board, consistent with criteria approved by the Board;

●	recommending to the Board the director nominees for election at each meeting of shareholders at which directors will be elected (including incumbent directors seeking reelection that are subject to the committee’s nomination process);

●	overseeing the Board’s annual self-evaluation process; and

●	reviewing and assessing the adequacy of the charter on an annual basis and recommend any proposed changes to the Board for approval.

Our amended and restated memorandum and articles of association also provides that the corporate governance and nominating committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of its business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of its shareholders. Prior to the initial business combination, our shareholders will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

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

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than ten percent of our Class A Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that there were no delinquent filers during the year ended December 31, 2025.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Mohsin Y. Meghji	M-III Partners, LP	Financial Advisory Services	Managing Partner
	M3-Brigade Acquisition VI Corp.	Special Purpose Acquisition Company	Executive Chairman
Chinh Chu	CC Capital	Financial Advisory Services	Founder and Senior Managing Partner
	The Westaim Corporation	Financial Advisory Services	Executive Chairman
	Arena Investors	Financial Advisory Services	Board Member
	Ceres Life Insurance Company	Life Insurance	Board Member
	Wilshire Advisors, LLC	Financial Advisory Services	Board Member
	Getty Images Holdings, Inc.	Visual Media	Board Member
Robert Rivas (“Reeve”) Collins	Pi Technologies LTD Quantum Capital	Stablecoin Platform Financial Services	Co-Founder and Chairman Co-Founder and Chairman
Holdings Ltd.
Matthew Perkal	Brigade Capital Management, LP	Investments	Partner - Head of SPACs and Special Situations
	Guitar Center Inc.	Retailer	Board Member
	M3-Brigade Acquisition VI Corp.	Special Purpose Acquisition Company	Chief Executive Officer and Board Member
Eric Greenhaus	M-III Partners, LP	Financial Advisory Services	Director
	M3-Brigade Acquisition VI Corp.	Special Purpose Acquisition Company	Chief Financial Officer
Chris Chaice	Brigade Capital Management, LP	Investments	Partner - Head of Distressed Research
	M3-Brigade Acquisition VI Corp.	Special Purpose Acquisition Company	Executive Vice President
Charles Garner	M-III Partners, LP	Financial Advisory Services	Senior Managing Director & General Counsel
	M3-Brigade Acquisition VI Corp.	Special Purpose Acquisition Company	Executive Vice President
Thomas Fairfield	By Nordic Acquisition Corporation	Special Purpose Acquisition Company	Chief Operating Officer and Chief Financial Officer
	by Nordic Manager LLC	Holding Company	President
	Family Services Holdings, LLC	Holding Company	Board Member
Edward Murphy	Reade Street Ventures, L.L.C.	Financial Services	Manager
Paul Kopsky	Family Services Holdings, LLC	Holding Company	Board Member and Chief Executive Officer
	HAWK Partners, LLC	Holding Company	Managing Member
	HAWWK Partners, LLC	Holding Company	Managing Member
Benjamin Fader-Rattner	Space Summit Capital LLC	Financial Services	Managing Member
	Nexus Capital Management LP	Financial Services	Managing Member
	M3-Brigade Acquisition VI Corp.	Special Purpose Acquisition Company	Board Member
Franklin Tsung	BlackCrown Inc.	Financial Services	Manager

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders currently hold founder shares and Private Placement Warrants. Our Original Sponsor, Sponsor, officers and directors have entered into the Letter Agreement, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of our initial business combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial business combination if we determine it is desirable to facilitate the completion of the initial business combination. Additionally, our Sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the Trust Account. If we do not complete our initial business combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Furthermore, our Sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, share consolidations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable until 30 days following the completion of our initial business combination. Because certain of our officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our Sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated (as defined in our amended and restated memorandum and articles of association) with our Sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm stating that the consideration to be paid by us in such an initial business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context. Except as described herein, none of our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, will be paid any finder’s fee, consulting fee or other compensation by the Company prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). However, we may pay consulting, success or finder fees to our independent directors, our advisors, or their respective affiliates in connection with the consummation of our initial business combination.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

None of our executive officers, in such capacity, have received any cash compensation for services rendered to us. Our Sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Further, we may pay consulting, success or finder fees to our independent directors, our advisors, or their respective affiliates in connection with the consummation of our initial business combination. We may also engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions. Our audit committee reviews on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, executive officers, or any of their respective affiliates, prior to completion of our initial business combination.

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

Non-Employee Director Compensation

In June 2025, upon the recommendation of our compensation committee, our board of directors approved certain compensation to be provided to the Company’s non-employee directors for service on our board of directors and its committees, pursuant to a Non-Employee Director Compensation Plan adopted by our board of directors. The following table shows the compensation that non-employee directors received for Board and Committee service, as applicable, in 2025.

The foregoing description of the Non-Employee Director Compensation Plan does not purport to be complete and is qualified in its entirety by the terms and conditions of the Securities Purchase Agreement, a copy of which is filed hereto as Exhibit 10.20 and incorporated by reference herein.

Description	Amount ($)
Annual Board Membership Fee	150,000
Annual Board Membership Equity Compensation	—
Annual Committee Membership Fee (per committee)	25,000
Annual Committee Chair Fee (per committee)	10,000
Per Meeting Fee	3,000

The following table provides information regarding the compensation earned or paid in cash by our non-employee directors for the year ended December 31, 2025.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Mohsin Meghji	169,000	—	—	—	—	—	169,000
Thomas Fairfield	322,000	—	—	—	—	—	322,000
Matthew Perkal	165,000	—	—	—	—	—	165,000
Edward Murphy	292,000	—	—	—	—	—	292,000
Paul Kopsky	206,000	—	—	—	—	—	206,000
Benjamin Fader-Rattner	292,000	—	—	—	—	—	292,000
Franklin Tsung	165,000	—	—	—	—	—	165,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this Annual Report on Form 10-K. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these warrants are not exercisable within 60 days of the date of this Annual Report.

The beneficial ownership of our ordinary shares is based on 28,750,000 Class A ordinary shares and 7,187,500 Class B ordinary shares as of March 9, 2026.

	Before the Business Combination
Name and Address of Beneficial Owners	Number of Class A Ordinary Shares(2)	Number of Class B Ordinary Shares(3)		% of Class A Ordinary Shares	% of Class B Ordinary Shares
Directors and Executive Officers(1):
Mohsin Y. Meghji	—	—		—	—
Thomas L. Fairfield	—	—		—	—
Benjamin Fader-Rattner	—	—		—	—
Edward D. Murphy	—	—		—	—
Paul W. Kopsky, Jr.	—	—		—	—
Franklin Liu Tsung	—	—		—	—
Robert Rivas (“Reeve”) Collins	—	—		—	—
Christopher Chaice	—	—		—	—
Charles H. F. Garner	—	—		—	—
Eric D. Greenhaus	—	—		—	—
Matthew Perkal	—	—		—	—
Chinh Chu	—		(4)	—		(4)
All Directors and Executive Officers as a group (12 individuals)	—	—		—	—
Greater than 5% Beneficial Owners:
MI7 Sponsor, LLC (the Sponsor)(5)	—	7,187,500		—	100%
The Goldman Sachs Group, Inc.(6)	1,424,430	—		5.0%	—
Polar Asset Management Partners Inc.(7)	1,757,441	—		6.1%	—
Barclays PLC(8)	1,862,500	—		6.5%	—
HGC Investment Management Inc(9)	1,500,000	—		5.2%	—
Meteora Capital, LLC(10)	3,889,052	—		13.5%	—
Cantor Fitzgerald & Co.(11)	7,779,865	—		27.1%	—
Anson Funds Management LP(12)	2,860,625	—		9.9%	—
Mizuho Financial Group, Inc.(13)	2,543,600	—		8.8%

(1)	Unless otherwise noted, the business address of each of the following is 1700 Broadway, 19th Floor, New York, NY 10019.
(2)	The reported number of Class A Ordinary Shares does not include Class A Ordinary Shares that would be issued upon the conversion of Class B Ordinary Shares to Class A Ordinary Shares.
(3)	The Class B Ordinary Shares can be converted into Class A Ordinary Shares on a one-for-one basis.
(4)	See footnote number 5 below for disclosures about ownership of entities affiliated with Mr. Chu.
(5)	The Sponsor directly holds the shares reported herein. If the Class B Ordinary Shares were converted to Class A Ordinary Shares, Sponsor would directly hold 20% of the Class A Ordinary Shares outstanding. The Sponsor Parent is the controlling member of the Sponsor. CC Capital Ventures LLC (“CC Ventures”) is the controlling member of the Sponsor Parent and CC Capital SP, LP (“CC Capital SP”) is the sole member of CC Ventures. CC Capital GP, LLC (“CC Capital GP”) is the general partner of CC Capital SP, and Mr. Chu is the sole member of CC Capital GP. Each of Mr. Chu, CC Capital GP, CC Capital SP, CC Capital Ventures, and the Sponsor Parent may be deemed to beneficially own the Ordinary Shares directly held by the Sponsor due to their relationships with the Sponsor. Each of the Sponsor Parent, CC Capital Ventures, CC Capital SP, CC Capital GP and Chinh Chu disclaims beneficial ownership of the securities of the Issuer held directly by Sponsor except to the extent of its or his pecuniary interest therein, directly or indirectly. The principal address of each of Sponsor, the Sponsor Parent, CC Ventures, CC Capital SP, CC Capital GP, and Mr. Chu is 200 Park Avenue, 58th Floor, New York, New York 10166.

(6)	According to a Schedule 13G/A filed on November 14, 2025, by Goldman Sachs & Co. LLC, a New York limited liability company, and The Goldman Sachs Group, Inc., a Delaware corporation. The principal address of Goldman Sachs & Co. LLC and The Goldman Sachs Group, Inc. is 200 West Street, New York, NY 10282. The Goldman Sachs Group Inc. is the parent holding company of Goldman Sachs & Co. LLC and Goldman Sachs & Co. LLC is a registered broker or dealer and a registered investment advisor.
(7)	According to a Schedule 13G/A filed on February 17, 2026, by (a) Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares held directly by PMSMF. The principal business address for Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, Ontario, M5J 0E6.
(8)	According to a Schedule 13G/A filed on March 21, 2025, by Barclays PLC. Barclays PLC is the parent holding company of Barclays Bank PLC. The principal business address of Barclays PLC is 1 Churchill Place, London — E14 5HP.
(9)	According to a Schedule 13G filed on February 14, 2025 by HGC Investment Management Inc., a company incorporated under the laws of Canada, which serves as the investment manager to The HGC Fund LP, an Ontario limited partnership, with respect to the Class A Ordinary Shares held by HGC Investment Management Inc. on behalf of The HGC Fund LP. The principal business address of HGC Investment Management Inc. is 1027 Yonge St, Suite 301, Toronto, ON M4W 2K9.
(10)	According to a Schedule 13G/A filed on January 27, 2026, by Meteora Capital, LLC, a Delaware limited liability company (“Meteora Capital”). The address of the principal business office for Meteora Capital is: 1200 N Federal Hwy, #200, Boca Raton FL 33432.
(11)	According to a Schedule 13D filed on December 19, 2025, by (a) Cantor Fitzgerald & Co., a New York general partnership (“CF&Co.”), the record holder of the Class A Ordinary Shares, (ii) Cantor Fitzgerald Securities, a New York general partnership (“CF Securities”), the direct holder of a majority of the equity interests of CF&Co., (iii) Cantor Fitzgerald, L.P. , a Delaware limited partnership (“Cantor”), the indirect holder of a majority of the equity interests of CF&Co. and CFS, (iv) CF Group Management, Inc., a New York corporation (“CFGM”), the managing general partner of CFLP, and (v) Brandon G. Lutnick, a United States citizen (“Mr. Lutnick”), the Chairman and Chief Executive Officer of CFLP and CFGM and also the trustee with decision making control of trusts that hold all of the voting shares of CFGM. As such, each of CF Securities, Cantor, CFGM and Mr. Lutnick may be deemed to have beneficial ownership of the securities directly held by CF&Co. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The address of the principal place of business and principal office of Cantor, CF&Co. and CF Securities is 110 East 59th Street, New York, New York 10022, and the address of the principal place of business and principal office of CFGM and the business address of Mr. Lutnick is 499 Park Avenue, New York, New York 10022.
(12)	According to a Schedule 13G filed on December 8, 2025, by (a) Anson Funds Management LP, a Texas limited partnership, (b) Anson Management GP LLC, a Texas limited liability company, (c) Tony Moore, a United States citizen (d) Anson Advisors Inc., a company incorporated under the laws of Ontario, Canada, (e) Amin Nathoo, a Canadian citizen and (f) Moez Kassam, a Canadian citizen. The principal business address of Anson Funds Management LP, Anson Management GP LLC and Mr. Moore is 16000 Dallas Parkway, Suite 800 Dallas, Texas 75248. The principal business address for Anson Advisors Inc. Mr. Nathoo and Mr. Kassam is 181 Bay Street, Suite 4200 Toronto, ON M5J 2T3.
(13)	According to a Schedule 13G filed on February 12, 2026, by (a) Mizuho Financial Group, Inc., a company incorporated under the laws of Japan, (b) Mizuho Bank, Ltd., (c) Mizuho Americas LLC, and (d) Mizuho Securities USA LLC. The principal business address of Mizuho Financial Group, Inc. is 1-5-5, Otemachi, Chiyoda-ku, Tokyo, 100-8176, Japan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On March 15, 2024, our Original Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in exchange for 7,178,500 founder shares.

On May 23, 2025, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with the Original Sponsor and the Sponsor, pursuant to which the Original Sponsor agreed to sell, and the Sponsor agreed to purchase, our 7,187,500 founder shares.

The founder shares are identical to the Class A ordinary shares, except that:

●	prior to and/or in connection with the closing of our initial business combination, only holders of the founder shares will be entitled to vote on the appointment and removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the company or to adopt new constitutional documents of the company, in each case, as a result of the company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands);

●	the founder shares are subject to certain transfer restrictions, as described in more detail below;

●	the founder shares are entitled to registration rights;

●	the founder shares are automatically convertible into our Class A ordinary shares in connection with the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights;

●	the Sponsor, and our officers and directors have entered into the Letter Agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of our initial business combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial business combination if we determine it is desirable to facilitate the completion of the initial business combination; (ii) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our Public Shares if we have not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial business combination within the prescribed time frame and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any Public Shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination; and

●	the non-managing sponsor investors are not granted any shareholder or other rights in addition to those afforded to our other public shareholders, and will only be issued membership interests in our Sponsor, with no right to control our Sponsor or vote or dispose of any securities held by our Sponsor, including the founder shares and the Private Placement Warrants held by our Sponsor. The non-managing sponsor investors are not required to (i) hold any units, Class A ordinary shares or public warrants they may have purchased in the IPO or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor investors will have the same rights to the funds held in the Trust Account with respect to the Class A ordinary shares underlying the units they may have purchased in the IPO or thereafter as the rights afforded to our other public shareholders.

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

Of those 8,337,500 Private Placement Warrants, the Original Sponsor purchased 5,043,750 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 3,293,750 Private Placement Warrants. The non-managing sponsor investors purchased, indirectly through the purchase of non-managing sponsor membership interests, an aggregate of 4,250,000 Private Placement Warrants at a price of $1.00 per warrant ($4,250,000 in the aggregate) in a private placement that closed simultaneously with the closing of the IPO. In connection with each non-managing sponsor investor purchasing, through our Original Sponsor, the Private Placement Warrants allocated to it in connection with the closing of the IPO, our Original Sponsor issued membership interests at a nominal purchase price to the non-managing sponsor investors reflecting interests in an aggregate of 3,400,000 founder shares held by our Original Sponsor.

On May 23, 2025, the Original Sponsor sold 5,043,750 of our Private Placement Warrants to the Sponsor, pursuant to the terms of the Securities Purchase Agreement.

Also on May 27, 2025, the Sponsor entered into an agreement to purchase the 3,293,750 Private Placement Warrants of the Company held by Cantor Fitzgerald & Co.

 The Private Placement Warrants are identical to the warrants sold in the IPO except that, so long as they are held by our Sponsor or its permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination and (ii) will be entitled to registration rights.

Related Party Loans

Prior to the IPO, we issued a promissory note to the Original Sponsor, pursuant to which we could borrow up to an aggregate principal amount of $300,000 (the “Promissory Note”). The Promissory Note was non-interest bearing and payable upon the earlier of (i) December 31, 2024 or (ii) the completion of the IPO. No amounts were borrowed under the Promissory Note and borrowings under the Promissory Note are not longer available.

On June 16, 2025, we issued a promissory note, pursuant to which we could borrow up to an aggregate principal amount of $2,500,000 from the Sponsor (the “Sponsor Note”). As of December 31, 2025, the full $2,500,000 available under the Sponsor Note had been drawn, and the entire amount was outstanding. Up to $1,500,000 of the aggregate principal amount drawn under the Sponsor Note may be convertible into Private Placement Warrants of the post business combination entity at a price of $1.00 per warrant at the option of the Sponsor. If the Business Combination or another initial business combination is not consummated, the Sponsor Note may not be repaid and may not be able to be converted into Pubco Warrants, pursuant to its terms. Such warrants would be identical to the Private Placement Warrants.

On February 18, 2026, we issued a promissory note (the “Second Sponsor Note”) to the Sponsor, pursuant to which we can borrow up to an aggregate principal amount of $2,000,000 from the Sponsor. On February 18, 2026, we borrowed $600,000 under the Second Sponsor Note. The proceeds of the Second Sponsor Note will be used for general working capital purposes. The Second Sponsor Note bears no interest and is payable in full upon the consummation of our initial business combination. If the Business Combination or another initial business combination is not consummated, the Second Sponsor Note may not be repaid, pursuant to its terms.

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

Audit Fees. For the year ended December 31, 2025, fees for our independent registered public accounting firm were approximately $138,840 for the services Withum performed in connection with the audit of our December 31, 2025 financial statements included in this Annual Report on Form 10-K. During the period from March 12, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $114,000 for the services Withum performed in connection with our IPO and the audit of our December 31, 2024 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2025, and the period from March 12, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2025, and the period from March 12, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the year ended December 31, 2025, and the period from March 12, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm PCAOB ID Number 100	F-2
Financial Statements:
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the Period from March 12, 2024 (inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the Period from March 12, 2024 (inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the Period from March 12, 2024 (inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7 to F-24

(2)	Financial Statement Schedules:

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(3)	Exhibits:

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Number	Description
1.1	Underwriting Agreement, dated July 31, 2024, by and between the Company and Cantor Fitzgerald & Co., as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-42171), filed with the Securities and Exchange Commission on August 6, 2024).
2.1	Business Combination Agreement, dated as of July 7, 2025, by and among the Company, ReserveOne, Pubco, SPAC Merger Sub and Company Merger Sub. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-42171), filed with the Securities and Exchange Commission on August 6, 2024).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-279951), filed with the SEC on July 18, 2024).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-279951), filed with the SEC on June 21, 2024).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-279951), filed with the SEC on June 21, 2024).
4.4	Warrant Agreement, dated July 31, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-42171), filed with the Securities and Exchange Commission on August 6, 2024).
4.5	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-42171), filed with the Securities and Exchange Commission on March 28, 2025).
10.1	Letter Agreement, dated July 31, 2024, among the Company, its executive officers, its directors and M3-Brigade Sponsor V LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-42171), filed with the Securities and Exchange Commission on August 6, 2024).
10.2	Investment Management Trust Agreement, dated July 31, 2024, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-42171), filed with the Securities and Exchange Commission on August 6, 2024).
10.3	Registration Rights Agreement, dated July 31, 2024, among the Company, M3-Brigade Sponsor V LP and the Holders signatory thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-42171), filed with the Securities and Exchange Commission on August 6, 2024).
10.4	Private Placement Warrants Purchase Agreement, dated July 31, 2024, between the Company and M3-Brigade Sponsor V LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-42171), filed with the Securities and Exchange Commission on August 6, 2024).

Exhibit Number	Description
10.5	Private Placement Warrants Purchase Agreement, dated July 31, 2024, between the Company and Cantor, Fitzgerald & Co. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-42171), filed with the Securities and Exchange Commission on August 6, 2024).
10.6	Promissory Note issued to M3-Brigade Sponsor V LLC (formerly M3-Brigade Sponsor V LP) (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 (File. No. 333-279951), filed with the SEC on June 5, 2024).
10.7	Securities Subscription Agreement between the Company and M3-Brigade Sponsor V LLC (formerly M3-Brigade Sponsor V LP) (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File. No. 333-279951), filed with the SEC on June 5, 2024).
10.8	Securities Purchase Agreement, dated as of May 23, 2025, by and among M3-Brigade Acquisition V Corp., M3-Brigade Sponsor V LLC and MI7 Sponsor, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2025).
10.9	Limited Waiver, dated as of May 27, 2025, by and among M3-Brigade Acquisition V Corp., M3-Brigade Sponsor V LLC, and MI7 Sponsor, LLC, Cantor Fitzgerald & Co. and other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2025).
10.10	Assignment and Assumption Agreement, dated as of May 27, 2025, by and among M3-Brigade Acquisition V Corp., M3-Brigade Sponsor V LLC, and MI7 Sponsor, LLC, Cantor Fitzgerald & Co. and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2025).
10.11	Letter Agreement Assignment Agreement, dated as of May 27, 2025, by and among M3-Brigade Acquisition V Corp., M3-Brigade Sponsor V LLC, and MI7 Sponsor, LLC and other parties thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 27, 2025).
10.12	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A (File No. 333-279951), filed with the Securities and Exchange Commission on June 21, 2024).
10.13	Promissory Note dated June 16, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 18, 2025).
10.14	First Amendment to Promissory Note dated July 16, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 18, 2025).
10.15	Sponsor Support Agreement, dated as of July 7, 2025, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2025).
10.16	Form of Lock-Up Agreement by and between the Sponsor Parent and Pubco (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2025).
10.17	Form of Equity PIPE Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2025).
10.18	Form of Convertible Notes Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 8, 2025).
10.19	Promissory Note dated February 18, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2026).
10.20*	M3-Brigade Acquisition V Corp. Non-Employee Director Compensation Plan
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Amendment No. 1 to the Registration Statement on Form S-1 (File. No. 333-279951), filed with the SEC on June 21, 2024).
19.1	Securities Trading Policy of the Company (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report Form 10-K, filed with the Securities and Exchange Commission on March 28, 2025).
24.1*	Power of Attorney (included in the signature page of this Annual Report)
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report Form 10-K, filed with the Securities and Exchange Commission on March 28, 2025).
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2026

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

Signature	Title	Date

/s/ Robert Rivas Collins	Chief Executive Officer	March 12, 2026
Robert Rivas Collins	(Principal Executive Officer)

/s/ Eric Greenhaus	Chief Financial Officer	March 12, 2026
Eric Greenhaus	(Principal Financial Officer and Accounting Officer)

/s/ Mohsin Y. Meghji	Chairman of the Board of Directors	March 12, 2026
Mohsin Y. Meghji

/s/ Matthew Perkal	Chief Operating Officer and Director	March 12, 2026
Matthew Perkal

/s/ Chinh Chu	President	March 12, 2026
Chinh Chu

/s/ Chris Chaice	Executive Vice President	March 12, 2026
Chris Chaice

/s/ Charles Garner	Executive Vice President and Secretary	March 12, 2026
Charles Garner

/s/ Benjamin Fader-Rattner	Director	March 12, 2026
Benjamin Fader-Rattner

/s/ Thomas Fairfield	Director	March 12, 2026
Thomas Fairfield

/s/ Edward Murphy	Director	March 12, 2026
Edward Murphy

/s/ Paul Kopsky	Director	March 12, 2026
Paul Kopsky

/s/ Franklin Tsung	Director	March 12, 2026
Franklin Tsung

M3-BRIGADE ACQUISITION V CORP.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm PCAOB ID Number 100	F-2
Financial Statements:
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the Period from March 12, 2024 (inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the Period from March 12, 2024 (inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the Period from March 12, 2024 (inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7 to F-24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

M3-Brigade Acquisition V Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of M3-Brigade Acquisition V Corp. as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit and cash flow for the year ended December 31, 2025 and for the period March 12, 2025 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of M3-Brigade Acquisition V Corp. as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period March 12, 2025 (inception) through December 31, 2024, in conformity with the accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s liquidity condition and mandatory liquidation date raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to M3-Brigade Acquisition V Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. M3-Brigade Acquisition V Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ WithumSmith+Brown PC

We have served as M3-Brigade Acquisition V Corp.'s auditor since 2024.

New York, New York

March 12, 2026

PCAOB number 100

M3-BRIGADE ACQUISITION V CORP.

BALANCE SHEET

	December 31, 2025	December 31, 2024
Assets:
Current assets
Cash	$1,175,051	$821,188
Prepaid expenses, current	124,844	210,845
Due from related party	527	—
Other assets	—	41,250
Total current assets	1,300,422	1,073,283
Long-term prepaid expense	—	119,010
Investments held in Trust Account	306,880,908	294,617,243
Total Assets	$308,181,330	$295,809,536

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accrued offering costs	$—	$250,000
Accrued expenses	4,796,309	98,948
Convertible promissory note – related party	2,500,000	—
Advances from related party	—	378,757
Total current liabilities	7,296,309	727,705
Deferred underwriting fee payable	13,400,000	13,400,000
Total Liabilities	20,696,309	14,127,705

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of approximately $10.67 and $10.25 per share as of December 31, 2025 and 2024, respectively	306,880,908	294,617,243

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to possible redemption) as of December 31, 2025 and 2024	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of December 31, 2025 and 2024	719	719
Additional paid-in capital	—	—
Accumulated deficit	(19,396,606)	(12,936,131)
Total Shareholders’ Deficit	(19,395,887)	(12,935,412)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$308,181,330	$295,809,536

The accompanying notes are an integral part of the financial statements.

M3-BRIGADE ACQUISITION V CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Period from March 12, 2024 (Inception) Through December 31, 2024
General and operating costs	$6,484,916	$453,416
Loss from operations	(6,484,916)	(453,416)

Other (expense) income:
Interest earned on investments held in Trust Account	12,263,666	5,679,743
Total other income, net	12,263,666	5,679,743

NET INCOME	$5,778,750	$5,226,327

Weighted average shares outstanding of Class A ordinary shares	28,750,000	14,813,559
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.16	$0.24
Weighted average shares outstanding of Class B ordinary shares	7,187,500	6,733,051
Basic net income per ordinary share, Class B ordinary shares	$0.16	$0.24
Weighted average shares outstanding of Class B ordinary shares	7,187,500	7,187,500
Diluted net income per ordinary share, Class B ordinary shares	$0.16	$0.24

The accompanying notes are an integral part of the financial statements.

M3-BRIGADE ACQUISITION V CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND

FOR THE PERIOD FROM MARCH 12, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 12, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	7,187,500	719	24,281	—	25,000

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(11,524,046)	(18,162,458)	(29,686,504)

Sale of 8,337,500 Private Placement Warrants	—	—	—	—	8,337,500	—	8,337,500

Fair value of Public Warrants at issuance	—	—	—	—	3,421,250	—	3,421,250

Allocated value of transaction costs to Class A shares	—	—	—	—	(258,985)	—	(258,985)

Net income	—	—	—	—	—	5,226,327	5,226,327

Balance – December 31, 2024	—	—	7,187,500	719	—	(12,936,131)	(12,935,412)

Former Sponsor Contribution	—	—	—	—	24,440	—	24,440

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(24,440)	(12,239,225)	(12,263,665)

Net income	—	—	—	—	—	5,778,750	5,778,750
Balance – December 31, 2025	—	$—	7,187,500	$719	$—	$(19,396,606)	$(19,395,887)

The accompanying notes are an integral part of the financial statements.

M3-BRIGADE ACQUISITION V CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the Period from March 12, 2024 (Inception) Through December 31, 2024
Cash Flows from Operating Activities:
Net income	$5,778,750	$5,226,327
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	5,454
Payment of operation costs through promissory note	51,898	—
Payment of operation costs through advance from related party	24,440	142,233
Interest earned on investments held in Trust Account	(12,263,666)	(5,679,743)
Changes in operating assets and liabilities:
Other assets	41,250	(41,250)
Prepaid expenses	205,012	(254,856)
Due from related party	(527)	—
Accrued expenses	4,697,361	98,948
Net cash used in operating activities	(1,465,482)	(502,887)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(288,937,500)
Net cash used in investing activities	—	(288,937,500)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	282,500,000
Proceeds from sale of Private Placements Warrants	—	8,337,500
Payment of offering costs	(250,000)	(575,925)
Repayment of advances from related party	(430,655)	—
Proceeds from promissory note – related party	2,500,000	—
Net cash provided by financing activities	1,819,345	290,261,575

Net Change in Cash	353,863	821,188
Cash – Beginning of period	821,188	—
Cash – End of period	$1,175,051	$821,188

Noncash investing and financing activities:
Capital contribution from Original Sponsor	$24,440	$—
Offering costs included in accrued offering costs	$—	$250,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$19,546
Deferred offering cost paid through advance from related party	$—	$161,525
Prepaid expenses paid by advance from related party	$—	$75,000
Deferred underwriting fee payable	$—	$13,400,000

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from March 12, 2024 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the search for a Business Combination, which is described below and in Note 6. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s former sponsor is M3-Brigade Sponsor V LLC, a Delaware limited liability company (the “Original Sponsor”), formerly known as M3-Brigade Sponsor V LP, a Delaware limited partnership. On May 23, 2025, the Original Sponsor and MI7 Sponsor, LLC, a Delaware limited liability company (the “Sponsor”) and the Company (only for the purposes of facilitating the purchase and share transfer) entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), pursuant to which the Original Sponsor agreed to sell, and the Sponsor agreed to purchase, 7,187,500 Class B ordinary shares, par value $0.0001 per share, and 5,043,750 Private Placement Warrants of the Company owned by the Original Sponsor (collectively, the “Transferred Sponsor SPAC Securities”) for an aggregate purchase price of $6,467,500 (the “Closing Cash Purchase Price”). The transactions contemplated by the Securities Purchase Agreement were consummated on May 27, 2025 (the “Closing”). At the Closing, the Original Sponsor delivered to the Sponsor an assignment of the Transferred Sponsor SPAC Securities against payment of the Closing Cash Purchase Price.

Also on May 27, 2025, the Sponsor entered into an agreement to purchase 3,293,750 additional Private Placement Warrants of the Company from Cantor Fitzgerald & Co. (the “Cantor Warrants”) for an aggregate purchase price of $10, which was consummated on May 27, 2025, upon which Cantor Fitzgerald & Co. delivered to the Sponsor an assignment of the Cantor Warrants.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the interest earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the ”Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Closing is expected to occur in the second quarter of 2026, subject to the satisfaction of certain customary closing conditions.

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

Going Concern, Liquidity and Capital Resources

As of December 31, 2025, the Company had $1,175,051 in cash and working capital deficit of $5,995,887. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the Company’s liquidity concerns and mandatory liquidation date raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.

On June 16, 2025, the Company issued a promissory note (the “Note”) to the Sponsor, pursuant to which the Company can borrow up to an aggregate principal amount of $2,500,000 from the Sponsor. The Note bears no interest and is payable in full upon the consummation of the Company’s initial business combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the Note may be accelerated. If the Company does not consummate an initial business combination, the Note will be repaid solely to the extent the Company has funds available outside its trust account established in connection with the Company’s initial public offering. On June 18, 2025, September 19, 2025 and December 22, 2025, the Company borrowed $500,000, $1,500,000 and $500,000, respectively, under the Note.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,175,051 and $821,188 in cash as of December 31, 2025 and 2024, respectively. The Company had no cash equivalents as of December 31, 2025 and 2024.

Investments Held in Trust Account

At December 31, 2025 and 2024, the assets held in the Trust Account, amounting to $306,880,908 and $294,617,243, respectively, were held in mutual funds composed of U.S. treasury securities. Investments in mutual funds are presented on the balance sheets at fair value at the end of each reporting period. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

Convertible Promissory Note – Related Party

The Company accounts for the promissory note (the “Note”) issued on June 16, 2025 to the Sponsor under ASC Topic 470 and is measured at amortized cost. The Note was issued at par and did not include any discount or premium at issuance. Accordingly, the initial carrying value of the Note was equal to the cash proceeds received from the holder, and the Note was recorded at its principal amount on the issuance date. The embedded conversion feature was evaluated under ASC Topic 815 and determined to meet the “own equity” scope exception and therefore bifurcation is not required. No other embedded features require separate recognition. The fair value option under ASC 825 is not permitted.

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

The Company accounts for income taxes under ASC 740. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Class A Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at December 31, 2025 and 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

At December 31, 2025 and 2024, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(3,421,250)
Class A ordinary shares issuance costs	(19,148,011)
Plus:
Accretion for Class A ordinary shares to redemption amount	29,686,504
Class A ordinary shares subject to possible redemption, December 31, 2024	294,617,243
Plus:
Accretion for Class A ordinary shares to redemption amount	12,263,665
Class A ordinary shares subject to possible redemption, December 31, 2025	$306,880,908

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares, and the Company’s income and losses are shared pro rata between the two classes of shares for the year ended December 31, 2025. For the period from March 12, 2024 (inception) through December 31, 2024, the Company had one class of share outstanding – Class B ordinary shares. Net (loss) income per ordinary share is calculated by dividing the net (loss) income by the weighted average shares of ordinary shares outstanding for the respective period.

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

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each period presented:

	For the Year Ended December 31, 2025		For the Period from March 12, 2024 (Inception) Through December 31, 2025
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$4,623,000	$1,155,750	$3,593,164	$1,633,163
Denominator:
Basic weighted average ordinary shares outstanding	28,750,000	7,187,500	14,813,559	6,733,051
Basic net income per ordinary share	$0.16	$0.16	$0.24	$0.24

	For the Year Ended December 31, 2025		For the Period from March 12, 2024 (Inception) Through December 31, 2025
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$4,623,000	$1,115,750	$3,518,944	$1,707,383
Denominator:
Diluted weighted average ordinary shares outstanding	28,750,000	7,187,500	14,813,559	7,187,500
Diluted net income per ordinary share	$0.16	$0.16	$0.24	$0.24

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

Warrants

As of December 31, 2025 and 2024, there were 22,712,500 warrants outstanding, including 14,375,000 warrants sold as part of the Units in the Initial Public Offering and 8,337,500 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

On May 23, 2025, the Original Sponsor, the Sponsor and the Company (only for the purposes of facilitating the purchase and share transfer) entered into the Securities Purchase Agreement, pursuant to which the Original Sponsor agreed to sell, and the Sponsor agreed to purchase, 7,187,500 Class B ordinary shares, par value $0.0001 per share, and 5,043,750 Private Placement Warrants of the Company owned by the Original Sponsor for an aggregate purchase price of $6,467,500. The transactions contemplated by the Securities Purchase Agreement were consummated on May 27, 2025. At the Closing, the Original Sponsor delivered to the Sponsor an assignment of the Transferred Sponsor SPAC Securities against payment of the Closing Cash Purchase Price. Also on May 27, 2025, the Sponsor entered into an agreement to purchase 3,293,750 additional Private Placement Warrants of the Company from Cantor Fitzgerald & Co. for an aggregate purchase price of $10, which was consummated on May 27, 2025, upon which Cantor Fitzgerald & Co. delivered to the Sponsor an assignment of the Cantor Warrants.

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

On May 23, 2025, the Original Sponsor, the Sponsor and the Company (only for the purposes of facilitating the purchase and share transfer) entered into the Securities Purchase Agreement, pursuant to which the Original Sponsor agreed to sell, and the Sponsor agreed to purchase, 7,187,500 Class B ordinary shares, par value $0.0001 per share, and 5,043,750 Private Placement Warrants of the Company owned by the Original Sponsor for an aggregate purchase price of $6,467,500. The transactions contemplated by the Securities Purchase Agreement were consummated on May 27, 2025. At the Closing, the Original Sponsor delivered to the Sponsor an assignment of the Transferred Sponsor SPAC Securities against payment of the Closing Cash Purchase Price.

Convertible Promissory Note — Related Party

The Original Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due on demand. As of the Initial Public Offering, the loan was repaid and was no longer available to be drawn upon.

On June 16, 2025, the Company issued a promissory note (the “Note”) to the Sponsor, pursuant to which the Company can borrow up to an aggregate principal amount of $2,500,000 from the Sponsor. The Note bears no interest and is payable in full upon the consummation of the Company’s initial business combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the Note may be accelerated. Upon consummation of a Business Combination, Sponsor shall have the option, but not the obligation, to convert up to $1,500,000 of the outstanding unpaid principal balance under this Note, into Private Placement Warrants at the purchase price of $1.00 per Private Placement Warrant, each such Private Placement Warrant exercisable to purchase one Class A ordinary share of the Company at $11.50 per share, subject to adjustment. If the Company does not consummate an initial business combination, the Note will be repaid solely to the extent the Company has funds available outside its trust account established in connection with the Company’s initial public offering. On June 18, 2025, September 19, 2025 and December 22, 2025, the Company borrowed $500,000, $1,500,000 and $500,000, respectively, under the Note. The proceeds of the Note will be used to provide the Company with general working capital. As of December 31, 2025 and 2024, there were $2,500,000 and $0, respectively, outstanding under the Note.

The Company accounts for the Note in accordance with ASC 470. The Company evaluated the embedded features of the Note and determined that the embedded derivative does not require bifurcation under applicable accounting guidance.

The Note was issued in a related-party transaction with the Sponsor that was not conducted at arm’s length and is therefore measured at amortized cost. The Note was issued at par and did not include a discount or premium at issuance. Accordingly, the initial carrying value of the Note was equal to the cash proceeds received from the holder, and the Note was recorded at its principal amount on the issuance date.

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

Advance from Related Party

The Original Sponsor has advanced the Company $280,545 to be used for expenses related to the Initial Public Offering. Subsequently, the Original Sponsor advanced an additional $98,212 and $76,338 to the Company as of December 31, 2024 and during the year ended December 31, 2025, respectively. On April 4, 2025 and May 23, 2025, the Company repaid the Original Sponsor $378,757 and $51,898, respectively, of these outstanding advances.

As of December 31, 2025 and 2024, the Company had no advances from related party, respectively.

Related Party Contribution

During the year ended December 31, 2025, the Company recorded $24,440 as an advance from a related party for the payment of certain operating expenses on behalf of the Company. The advance was made by the Company’s Original Sponsor. Subsequent to the payment of these expenses, the Original Sponsor indicated that it does not intend to seek reimbursement from the Company.

Accordingly, the Company determined that the amount represents a capital contribution from the Original Sponsor rather than a payable. As a result, the Company reclassified the $24,440 from advance from related party to additional paid-in capital in the accompanying financial statements.

Due from Related Party

As of December 31, 2025, the Company recorded a balance of $527 due from related party. The balance arose from an overpayment made in connection with amounts due under a promissory note with the Original Sponsor.

Non-Employee Director Compensation

On June 26, 2025, the Company adopted a Non-Employee Director Compensation Plan to attract and retain highly qualified individuals to serve as non-employee directors. Effective October 1, 2025, the Company began making cash payments to its non-employee directors for Board service, with payments made in arrears to cover services provided since June 2025. For the year ended December 31, 2025 and 2024, the Company recognized $1,617,000 and $0, respectively, in director compensation expense within its statements of operations. The related accrued compensation, included in accrued expenses on the balance sheets, was $891,500 and $0 as of December 31, 2025 and 2024, respectively.

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

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine, Israel-Hamas and U.S.-Israel-Iran conflicts, as well as the changes in the economic and strategic policies of the United States. Although the length and impact of these circumstances are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, import costs, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any new sanctions or economic policies could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

The Closing is expected to occur in the second quarter of 2026, subject to the satisfaction of certain customary closing conditions.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2025 and 2024, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2025 and 2024, there were no Class A ordinary shares issued or outstanding, excluding 28,750,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of December 31, 2025 and 2024, there were 7,187,500 Class B ordinary shares issued and outstanding. The founder shares included an aggregate of up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On August 1, 2024, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 937,500 founder shares were no longer subject to forfeiture.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. There were no transfers between levels of fair value hierarchy during the periods ended December 31, 2025 and 2024.

December 31, 2025

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – mutual funds	$306,880,908	$—	$—

December 31, 2024

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – mutual funds	$294,617,243	$—	$—

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

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, ”Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

	For the Year Ended December 31, 2025	For the Period from March 12, 2024 (Inception) Through December 31, 2024
General and operating costs	$6,484,916	$453,416
Interest earned on investments held in Trust Account	$12,263,666	$5,679,743

	December 31, 2025	December 31, 2024
Cash	$1,175,051	$821,188
Investments held in Trust Account	$306,880,908	$294,617,243

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the matter described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 18, 2026, the Company issued a promissory note (the “Second Sponsor Note”) to the Sponsor, pursuant to which the Company can borrow up to an aggregate principal amount of $2,000,000 from the Sponsor. On February 18, 2026, the Company borrowed $600,000 on the Second Sponsor Note. The proceeds of the Sponsor Note will be used for general working capital purposes. The Second Sponsor Note bears no interest and is payable in full upon the consummation of our initial business combination.