Form 10-Q
period 2026-03-31
M3-Brigade Acquisition V Corp.
filed 2026-05-14
CIK 2016072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 14, 2026, there were 28,750,000 Class A ordinary shares, $0.0001 par value per share, and 7,187,500 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

M3-BRIGADE ACQUISITION V CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

M3-BRIGADE ACQUISITION V CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
Assets:	(Unaudited)
Current assets
Cash	$876,078	$1,175,051
Prepaid expenses, current	139,510	124,844
Due from related party	527	527
Total current assets	1,016,115	1,300,422
Investments held in Trust Account	309,579,292	306,880,908
Total Assets	$310,595,407	$308,181,330

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accrued expenses	$4,397,317	$4,796,309
Convertible promissory note – related party	2,500,000	2,500,000
Promissory note – related party	1,100,000	—
Total current liabilities	7,997,317	7,296,309
Deferred underwriting fee payable	13,400,000	13,400,000
Total Liabilities	21,397,317	20,696,309

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of approximately $10.77 and $10.67 per share as of March 31, 2026 and December 31, 2025, respectively	309,579,292	306,880,908

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of March 31, 2026 and December 31, 2025	719	719
Additional paid-in capital	—	—
Accumulated deficit	(20,381,921)	(19,396,606)
Total Shareholders’ Deficit	(20,381,202)	(19,395,887)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$310,595,407	$308,181,330

The accompanying notes are an integral part of these unaudited condensed financial statements.

M3-BRIGADE ACQUISITION V CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and operating costs	$985,315	$171,860
Loss from operations	(985,315)	(171,860)

Other income:
Interest earned on investments held in Trust Account	2,698,384	3,085,128
Total other income	2,698,384	3,085,128

NET INCOME	$1,713,069	$2,913,268

Weighted average shares outstanding of Class A ordinary shares	28,750,000	28,750,000
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.05	$0.08
Weighted average shares outstanding of Class B ordinary shares	7,187,500	7,187,500
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.05	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

M3-BRIGADE ACQUISITION V CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	7,187,500	$719	$—	$(19,396,606)	$(19,395,887)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,698,384)	(2,698,384)

Net income	—	—	—	—	—	1,713,069	1,713,069

Balance – March 31, 2026 (unaudited)	—	$—	7,187,500	$719	$—	$(20,381,921)	$(20,381,202)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	—	$—	7,187,500	$719	$—	$(12,936,131)	$(12,935,412)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,085,128)	(3,085,128)

Net income	—	—	—	—	—	2,913,268	2,913,268

Balance – March 31, 2025 (unaudited)	—	$—	7,187,500	$719	$—	$(13,107,991)	$(13,107,272)

The accompanying notes are an integral part of these unaudited condensed financial statements.

M3-BRIGADE ACQUISITION V CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash Flows from Operating Activities:
Net income	$1,713,069	$2,913,268
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note	―	51,898
Interest earned on investments held in Trust Account	(2,698,384)	(3,085,128)
Changes in operating assets and liabilities:
Other assets	―	41,250
Prepaid expenses	(14,666)	(6,941)
Accrued expenses	(398,992)	83,103
Net cash used in operating activities	(1,398,973)	(2,550)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	1,100,000	―
Net cash provided by financing activities	1,100,000	―

Net Change in Cash	(298,973)	(2,550)
Cash – Beginning of period	1,175,051	821,188
Cash – End of period	$876,078	$818,638

The accompanying notes are an integral part of these unaudited condensed financial statements.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from March 12, 2024 (inception) through March 31, 2026, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the search for a Business Combination, which is described below and in Note 6. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs relating to the Initial Public Offering amounted to $19,406,996, consisting of $5,000,000 of cash underwriting fees, $13,400,000 of deferred underwriting fees (see additional discussion in Note 6. Commitments and Contingencies), and $1,006,996 of other offering costs.

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

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and taxes payable on the interest earned on the Trust Account) at the time of signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

MARCH 31, 2026

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

On May 13, 2026 the registration statement for the Proposed Business Combination was declared effective by the Securities and Exchange Commission. The Closing is expected to occur in the second quarter of 2026, subject to the satisfaction of certain customary closing conditions.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Going Concern, Liquidity and Capital Resources

As of March 31, 2026, the Company had $876,078 in cash and working capital deficit of $6,981,202. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the Company’s liquidity concerns and mandatory liquidation date raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.

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

On February 18, 2026, the Company issued a promissory note (the “2026 Note”) to the Sponsor, pursuant to which the Company can borrow up to an aggregate principal amount of $2,000,000 from the Sponsor. On February 18, 2026, the Company borrowed $600,000 under the 2026 Note and on March 27, 2026 the Company borrowed an additional $500,000 under the 2026 Note. As of March 31, 2026, the outstanding principal balance under the 2026 Note was $1,100,000. The proceeds of the 2026 Note will be used to provide the Company with general working capital.

The 2026 Note bears no interest and is payable in full upon the Maturity Date. A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the 2026 Note may be accelerated. If the Company does not consummate an initial business combination, the 2026 Note will be repaid solely to the extent the Company has funds available outside its trust account established in connection with the Company’s initial public offering.

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

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 12, 2026. The interim results for the three months ended March 31, 2026 and 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $876,078 and $1,175,051 in cash as of March 31, 2026 and December 31, 2025, respectively. The Company had no cash equivalents as of March 31, 2026 and December 31, 2025.

Investments Held in Trust Account

At March 31, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $309,579,292 and $306,880,908, respectively, were held in mutual funds composed of U.S. treasury securities. Investments in mutual funds are presented on the balance sheets at fair value at the end of each reporting period. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

The Company accounts for income taxes under ASC 740. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Class A Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

At March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to redemption reflected in the balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2025	$306,880,908
Plus:
Accretion for Class A ordinary shares to redemption amount	2,698,384
Class A ordinary shares subject to possible redemption, March 31, 2026	$309,579,292

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares, and the Company’s income and losses are shared pro rata between the two classes of shares for the three months ended March 31, 2026 and 2025. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each period presented:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,370,455	$342,614	$2,330,614	$582,654
Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.08	$0.08

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

Warrants

As of March 31, 2026 and December 31, 2025, there were 22,712,500 warrants outstanding, including 14,375,000 warrants sold as part of the Units in the Initial Public Offering and 8,337,500 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

On June 16, 2025, the Company issued a promissory note (the “Note”) to the Sponsor, pursuant to which the Company can borrow up to an aggregate principal amount of $2,500,000 from the Sponsor. The Note bears no interest and is payable in full upon the consummation of the Company’s initial business combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the Note may be accelerated. Upon consummation of a Business Combination, Sponsor shall have the option, but not the obligation, to convert up to $1,500,000 of the outstanding unpaid principal balance under this Note, into Private Placement Warrants at the purchase price of $1.00 per Private Placement Warrant, each such Private Placement Warrant exercisable to purchase one Class A ordinary share of the Company at $11.50 per share, subject to adjustment. If the Company does not consummate an initial business combination, the Note will be repaid solely to the extent the Company has funds available outside its trust account established in connection with the Company’s initial public offering. On June 18, 2025, September 19, 2025 and December 22, 2025, the Company borrowed $500,000, $1,500,000 and $500,000, respectively, under the Note. The proceeds of the Note will be used to provide the Company with general working capital. As of March 31, 2026 and December 31, 2025, there were $2,500,000, outstanding under the Note.

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

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Promissory Note – Related Party

On February 18, 2026, the Company issued a promissory note (the “2026 Note”) to the Sponsor, pursuant to which the Company can borrow up to an aggregate principal amount of $2,000,000 from the Sponsor. On February 18, 2026, the Company borrowed $600,000 under the 2026 Note and on March 27, 2026 the Company borrowed an additional $500,000 under the 2026 Note. The proceeds of the 2026 Note will be used to provide the Company with general working capital.

The 2026 Note bears no interest and is payable in full upon the Maturity Date. A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the 2026 Note may be accelerated. If the Company does not consummate an initial business combination, the 2026 Note will be repaid solely to the extent the Company has funds available outside its trust account established in connection with the Company’s initial public offering.

As of March 31, 2026 and December 31, 2025, the Company had $1,100,000 and $0 outstanding under the 2026 Note.

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

Due from Related Party

As of March 31, 2026, the Company recorded a balance of $527 due from related party. The balance arose from an overpayment made in connection with amounts due under a promissory note with the Original Sponsor.

Non-Employee Director Compensation

On June 26, 2025, the Company adopted a Non-Employee Director Compensation Plan to attract and retain highly qualified individuals to serve as non-employee directors. Effective October 1, 2025, the Company began making cash payments to its non-employee directors for Board service, with payments made in arrears to cover services provided since June 2025. For the three months ended March 31, 2026 and 2025, the Company recognized $448,250 and $0, respectively, in director compensation expense within its statements of operations. The related accrued compensation, included in accrued expenses on the balance sheets, was $488,250 and $0 as of March 31, 2026 and 2025, respectively.

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

MARCH 31, 2026

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

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

MARCH 31, 2026

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

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 28,750,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were 7,187,500 Class B ordinary shares issued and outstanding. The founder shares included an aggregate of up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On August 1, 2024, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 937,500 founder shares were no longer subject to forfeiture.

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

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. There were no transfers between levels of fair value hierarchy during the periods ended March 31, 2026 and December 31, 2025.

March 31, 2026

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – mutual funds	$309,579,292	$—	$—

December 31, 2025

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – mutual funds	$306,880,908	$—	$—

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their unaudited condensed financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

M3-BRIGADE ACQUISITION V CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and operating costs	$985,315	$171,860
Interest earned on investments held in Trust Account	$2,698,384	$3,085,128

	March 31, 2026	December 31, 2025
Cash	$876,078	$1,175,051
Investments held in Trust Account	$309,579,292	$306,880,908

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

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The Closing is expected to occur in the second quarter of 2026, subject to the satisfaction of certain customary closing conditions. See Note 1. Description of Organization and Business Operations - Proposed Business Combination for additional information.

The foregoing description of the Business Combination Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Business Combination Agreement, a copy of which is attached hereto as Exhibit 2.1, and incorporated by reference herein.

2026 Note

On February 18, 2026, we issued a promissory note (the “2026 Note”) to the Sponsor, pursuant to which we can borrow up to an aggregate principal amount of $2,000,000 from the Sponsor. On February 18, 2026, we borrowed $600,000 under the 2026 Note and on March 27, 2026 the Company borrowed an additional $500,000 under the 2026 Note. As of March 31, 2026, the outstanding principal balance under the 2026 Note was $1,100,000. The proceeds of the 2026 Note will be used for general working capital purposes. The 2026 Note bears no interest and is payable in full upon the consummation of our initial business combination.

The foregoing description of the 2026 Note does not purport to be complete and is qualified in its entirety by reference to the full text of the 2026 Note, a copy of which is attached hereto as Exhibit 10.1, and incorporated by reference herein.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 12, 2024 (inception), through March 31, 2026, were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $1,713,069, which consists of $2,698,384 from interest earned on cash held in Trust Account, partially offset by $985,315 of general and operating costs.

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

As of March 31, 2026, we had marketable securities held in the Trust Account of $309,579,292. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

On June 16, 2025, we issued the Sponsor Note to the Sponsor pursuant to which the Company has borrowed $2,500,000 from the Sponsor as of March 31, 2026. Up to $1,500,000 of the Sponsor Note may be convertible into private placement warrants of the post business combination entity at a price of $1.00 per warrant at the option of the Sponsor. The warrants will be identical to the Private Placement Warrants.

On February 18, 2026, the Company issued a promissory note (the “2026 Note”) to the Sponsor, pursuant to which the Company can borrow up to an aggregate principal amount of $2,000,000 from the Sponsor. On February 18, 2026, the Company borrowed $600,000 under the 2026 Note and on March 27, 2026 the Company borrowed an additional $500,000 under the 2026 Note. As of March 31, 2026, the outstanding principal balance under the 2026 note was $1,100,000. The proceeds of the 2026 Note will be used to provide the Company with general working capital.

As of March 31, 2026, we had cash of $876,078 and working capital deficit of $6,981,202. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements -Going Concern,” management has determined that our liquidity concerns and mandatory liquidation date raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the period in which we have to complete our initial business combination. The Company cannot assure that its plans to consummate an initial business combination will be successful.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On February 18, 2026, we and the 2026 Note to the Sponsor, pursuant to which we can borrow up to an aggregate principal amount of $2,000,000 from the Sponsor. On February 18, 2026, we borrowed $600,000 under the 2026 Note. On March 27, 2026 the Company borrowed an additional $500,000 under the 2026 Note. As of March 31, 2026, the outstanding principal balance under the 2026 Note was $1,100,000. The proceeds of the 2026 Note will be used for general working capital purposes. The 2026 Note bears no interest and is payable in full upon the consummation of our initial business combination.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified no critical accounting estimates or policies that has had or is reasonably likely to have a material impact on our financial condition or results of operations.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026. In addition, the volatility and disruption resulting from changes in the economic and strategic policies of the United States and from armed conflicts and political violence could lead to market disruptions, including significant volatility in commodity prices, import costs, credit and capital markets, as well as supply chain interruptions. These disruptions could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC, other than those described above.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Insider Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of July 7, 2025, by and among the Company, ReserveOne, Pubco, SPAC Merger Sub and Company Merger Sub. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2024).
10.1	Promissory Note, dated February 18, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 18, 2026)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M3-BRIGADE ACQUISITION V CORP.

Date: May 14, 2026	By:	/s/ Robert Rivas Collins
	Name:	Robert Rivas Collins
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Eric Greenhaus
	Name:	Eric Greenhaus
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)