Form 10-Q
period 2026-06-30
Velos Acquisition I Corp.
filed 2026-08-13
CIK 2016072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42171

VELOS ACQUISITION I CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1781141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Park Avenue, 58th Floor

New York, New York 10166

(Address of principal executive offices)

(212) 355-5515

(Issuer’s telephone number)

M3-Brigade Acquisition V Corp.

1700 Broadway, 19th Floor, New York, NY 10019

(former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	VLOSU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	VLOS	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	VLOSW	The Nasdaq Stock Market LLC

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

As of August 13, 2026, there were 23,481,911 Class A ordinary shares, $0.0001 par value per share, and 0 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

VELOS ACQUISITION I CORP.

(f/k/a M3-BRIGADE ACQUISITION V CORP.)

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VELOS ACQUISITION I CORP.

(f/k/a M3-BRIGADE ACQUISITION V CORP.)

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
Assets:	(Unaudited)
Current assets
Cash	$142,798	$1,175,051
Prepaid expenses, current	65,475	124,844
Due from related party	527	527
Total current assets	208,800	1,300,422
Investments held in Trust Account	312,319,510	306,880,908
Total Assets	$312,528,310	$308,181,330

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accrued expenses	$4,658,471	$4,796,309
Convertible promissory note – related party	2,500,000	2,500,000
Promissory note – related party	1,100,000	—
Total current liabilities	8,258,471	7,296,309
Deferred underwriting fee payable	13,400,000	13,400,000
Total Liabilities	21,658,471	20,696,309

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of approximately $10.86 and $10.67 per share as of June 30, 2026 and December 31, 2025, respectively	312,319,510	306,880,908

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 28,750,000 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,187,500 shares issued and outstanding as of June 30, 2026 and December 31, 2025	719	719
Additional paid-in capital	—	—
Accumulated deficit	(21,450,390)	(19,396,606)
Total Shareholders’ Deficit	(21,449,671)	(19,395,887)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$312,528,310	$308,181,330

The accompanying notes are an integral part of these unaudited condensed financial statements.

VELOS ACQUISITION I CORP.

(f/k/a M3-BRIGADE ACQUISITION V CORP.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$1,068,469	$873,724	$2,053,784	$1,045,584
Loss from operations	(1,068,469)	(873,724)	(2,053,784)	(1,045,584)

Other Income
Compensation expense	—	(45,727)	—	(45,727)
Interest earned on investments held in Trust Account	2,740,218	3,103,744	5,438,602	6,188,872
Total other income	2,740,218	3,058,017	5,438,602	6,143,145
Net income	$1,671,749	$2,184,293	$3,384,818	$5,097,561

Weighted average shares outstanding of Class A ordinary shares	28,750,000	28,750,000	28,750,000	28,750,000

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.05	$0.06	$0.09	$0.14

Weighted average shares outstanding of Class B ordinary shares	7,187,500	7,187,500	7,187,500	7,187,500

Basic and diluted net income per ordinary share, Class B ordinary shares	$0.05	$0.06	$0.09	$0.14

The accompanying notes are an integral part of these unaudited condensed financial statements.

VELOS ACQUISITION I CORP.

(f/k/a M3-BRIGADE ACQUISITION V CORP.)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	7,187,500	$719	$—	$(19,396,606)	$(19,395,887)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,698,384)	(2,698,384)

Net income	—	—	—	—	—	1,713,069	1,713,069

Balance – March 31, 2026 (unaudited)	—	—	7,187,500	719	—	(20,381,921)	(20,381,202)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,740,218)	(2,740,218)

Net income	—	—	—	—	—	1,671,749	1,671,749

Balance – June 30, 2026 (unaudited)	—	$—	7,187,500	$719	$—	$(21,450,390)	$(21,449,671)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	—	$—	7,187,500	$719	$—	$(12,936,131)	$(12,935,412)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,085,128)	(3,085,128)

Net income	—	—	—	—	—	2,913,268	2,913,268

Balance – March 31, 2025 (unaudited)	—	—	7,187,500	719	—	(13,107,991)	(13,107,272)

Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,103,744)	(3,103,744)

Net income	—	—	—	—	—	2,184,293	2,184,293

Balance – June 30, 2025 (unaudited)	—	$—	7,187,500	$719	$—	$(14,027,442)	$(14,026,723)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VELOS ACQUISITION I CORP.

(f/k/a M3-BRIGADE ACQUISITION V CORP.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Cash Flows from Operating Activities:
Net income	$3,384,818	$5,097,561
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note	―	51,898
Interest earned on investments held in Trust Account	(5,438,602)	(6,188,872)
Changes in operating assets and liabilities:
Other assets	―	41,250
Due from related party	―	(527)
Prepaid expenses	59,369	67,334
Accrued expenses	(137,838)	840,819
Net cash used in operating activities	(2,132,253)	(90,537)

Cash Flows from Financing Activities:
Repayment of advances from related party	―	(430,655)
Proceeds from promissory note - related party	1,100,000	500,000
Net cash provided by financing activities	1,100,000	69,345

Net Change in Cash	(1,032,253)	(21,192)
Cash – Beginning of period	1,175,051	821,188
Cash – End of period	$142,798	$799,996

The accompanying notes are an integral part of these unaudited condensed financial statements.

VELOS ACQUISITION I CORP.

(f/k/a M3-BRIGADE ACQUISITION V CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Velos Acquisition I Corp. (formerly known as M3-Brigade Acquisition V Corp.) (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on March 12, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from March 12, 2024 (inception) through June 30, 2026, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the search for a Business Combination, which is described below and in Note 6. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 8,337,500 warrants (the “Private Placement Warrants”) to M3-Brigade Sponsor V LLC, a Delaware limited liability company, formerly known as M3-Brigade Sponsor V LP, a Delaware limited partnership (the “Original Sponsor”) and Cantor Fitzgerald & Co. at a price of $1.00 per warrant, or $8,337,500, which is described in Note 4. Private Placement. Of those 8,337,500 Private Placement Warrants, the Original Sponsor purchased 5,043,750 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 3,293,750 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share, par value $0.0001, of the Company (“Class A ordinary share”) at a price of $11.50 per share. Certain institutional investors who are not affiliated with any member of management, the Original Sponsor or any other investor in the Original Sponsor provided approximately 50.1% of the capital utilized by the Original Sponsor to purchase the Private Placement Warrants and, as a result, indirectly held approximately 50.1% of the Private Placement Warrants.

Transaction costs relating to the Initial Public Offering amounted to $19,406,996, consisting of $5,000,000 of cash underwriting fees, $13,400,000 of deferred underwriting fees (see additional discussion in Note 6. Commitments and Contingencies), and $1,006,996 of other offering costs.

On May 23, 2025, the Original Sponsor and MI7 Sponsor, LLC, a Delaware limited liability company (the “Sponsor”) and the Company (only for the purposes of facilitating the purchase and share transfer) entered into a Securities Purchase Agreement (the “2025 Securities Purchase Agreement”), pursuant to which the Original Sponsor agreed to sell, and the Sponsor agreed to purchase, 7,187,500 Class B ordinary shares, par value $0.0001 per share (“Class B ordinary shares”), and 5,043,750 Private Placement Warrants of the Company owned by the Original Sponsor (collectively, the “Transferred Sponsor SPAC Securities”) for an aggregate purchase price of $6,467,500 (the “Closing Cash Purchase Price”). The transactions contemplated by the 2025 Securities Purchase Agreement were consummated on May 27, 2025 (the “Closing”). At the Closing, the Original Sponsor delivered to the Sponsor an assignment of the Transferred Sponsor SPAC Securities against payment of the Closing Cash Purchase Price, resulting in the Sponsor owning all the outstanding Class B ordinary shares of the Company.

Also on May 27, 2025, the Sponsor entered into an agreement to purchase 3,293,750 additional Private Placement Warrants of the Company from Cantor Fitzgerald & Co. (the “Cantor Warrants”) for an aggregate purchase price of $10, which was consummated on May 27, 2025, upon which Cantor Fitzgerald & Co. delivered to the Sponsor an assignment of the Cantor Warrants. As a result, following the transactions contemplated by the 2025 Securities Purchase Agreement as of May 27, 2025 and the Sponsor’s purchase of the Cantor Warrants, the Sponsor owned 100% of the Private Place Warrants.

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

VELOS ACQUISITION I CORP.

(f/k/a M3-BRIGADE ACQUISITION V CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Following the closing of the Initial Public Offering, on August 2, 2024, an amount of $288,937,500 ($10.05 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in the trust account (the “Trust Account”), which may only be held as cash or invested in (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations or (ii) an interest bearing bank demand deposit account or other accounts at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the board of directors (the “Board”) may approve (the “Completion Window”) (note that subsequent to June 30, 2026, the Company’s shareholders approved a twelve month extension of the Completion Window, see Note 10. Subsequent Events – July 2026 Meeting and Articles Amendments), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Articles”) to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

The Class A ordinary shares subject to redemption were recorded at their redemption value and classified as temporary equity upon the completion of the Initial Public Offering on August 2, 2024, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In the event the Company seeks shareholder approval for the Business Combination, the transaction would require a majority of the issued and outstanding shares voted to be in favor of the Business Combination.

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

The Original Sponsor, officers and directors entered into a letter agreement, dated as of July 31, 2024 (the “Letter Agreement”) with the Company, pursuant to which they agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s Articles (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its Initial Business Combination or to redeem 100% of the Company’s public shares if it has not consummated an Initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

VELOS ACQUISITION I CORP.

(f/k/a M3-BRIGADE ACQUISITION V CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Pursuant to the Letter Agreement, the Original Sponsor agreed that it would be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company (except for the Company’s independent auditors), or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement (except for the Company’s independent auditors), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.05 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company did not ask the Original Sponsor to reserve for such indemnification obligations, nor did the Company independently verify whether the Original Sponsor had sufficient funds to satisfy its indemnity obligations and the Company believed that the Original Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Original Sponsor could satisfy those obligations.

Pursuant to the 2025 Securities Purchase Agreement, on May 27, 2025, the Company entered into an Assignment and Assumption Agreement with the Sponsor, the Original Sponsor and the Company’s directors and executive officers, pursuant to which the Original Sponsor assigned to the Sponsor, and the Sponsor assumed, all of the Original Sponsor’s rights, title and interests under the Letter Agreement, and the Sponsor agreed to be bound by all terms, conditions, and covenants and be entitled to all the terms and provisions therein.

Terminated Business Combination

Business Combination Agreement

On July 7, 2025, the Company, ReserveOne, Inc., a Delaware corporation (“ReserveOne”), ReserveOne Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of ReserveOne (“Pubco”), R1 SPAC Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“SPAC Merger Sub”), and R1 Company Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“Company Merger Sub” and, together with the SPAC Merger Sub, the “Merger Subs”), entered into a business combination agreement (the “Business Combination Agreement”). The Business Combination Agreement was terminated on June 12, 2026, see Mutual Termination Agreement and Related Agreements, below.

Equity PIPE Subscription Agreement

Contemporaneously with the execution of the Business Combination Agreement, on July 7, 2025, certain investors (the “Equity PIPE Investors”) entered into subscription agreements (collectively, the “Equity PIPE Subscription Agreements”) with ReserveOne, Pubco, and solely with respect to Section 8(u) thereof, the Company, pursuant to which the Equity PIPE Investors agreed to purchase up to an aggregate of $500,000,000 of (a) either (i) ReserveOne Common Shares or (ii) in the event the issuance of ReserveOne Common Shares would, in the opinion of the Company, ReserveOne or Pubco on the advice of any of their respective legal counsel, adversely affect the treatment of the transactions under Section 351 of the Internal Revenue Code of 1986 (the “Code”), shares of Pubco Class A common stock (the “Equity PIPE Shares”) and (b) either (i) ReserveOne Warrants or (ii) in the event the issuance of ReserveOne Warrants would, in the opinion of the Company, ReserveOne or Pubco and on the advice of their respective legal counsel, adversely affect the treatment of the transactions under Section 351 of the Internal Revenue Code of 1986, Pubco Warrants (“PIPE Warrants” and, together with the Equity PIPE Shares, the “Equity PIPE Securities”) at an aggregate purchase price of $10.00, which $10.00 would have entitled the Equity PIPE Investors to one Equity PIPE Share and one PIPE Warrant, in a private placement (the “Equity PIPE”). The PIPE Warrants (and the shares underlying the PIPE Warrants, the “Warrant Shares”) were to be issued pursuant to a Warrant Agreement by and among ReserveOne, Pubco and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agreement”). The Equity PIPE Subscription Agreements were terminated on June 12, 2026, see Mutual Termination Agreement and Related Agreements, below.

Convertible Note Subscription Agreement

Contemporaneously with the execution of the Business Combination Agreement, on July 7, 2025, certain investors entered into subscription agreements (the “Convertible Notes Subscription Agreements” and such investors, the “Convertible Notes Investors”) with Pubco, and, solely with respect to Section 9(t) thereof, the Company, pursuant to which the Convertible Notes Investors agreed to purchase up to $250,000,000 in aggregate principal amount of Pubco’s 1.00% Convertible Senior Notes (the “Convertible Notes” and such subscriptions, including the purchase of any Option Convertible Notes (as defined below), the “Convertible Notes PIPE,” and together with the Equity PIPE, the “PIPE Investments”), upon the terms and subject to the conditions set forth therein. In addition, for a period of 30 days following the execution of the Convertible Notes Subscription Agreements, Pubco granted the Convertible Notes Investors an option to purchase additional convertible notes in an aggregate principal amount of up to $50 million, on a pro rata basis based on such Convertible Notes Investor’s subscription for Initial Convertible Notes (the “Option Convertible Notes”). None of the Convertible Notes Investors exercised their option to purchase the Option Convertible Notes. The Convertible Note Subscription Agreement was terminated on June 12, 2026, see Mutual Termination Agreement and Related Agreements, below.

VELOS ACQUISITION I CORP.

(f/k/a M3-BRIGADE ACQUISITION V CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Mutual Termination Agreement and Related Agreements

On June 12, 2026, the Company and ReserveOne entered into a Mutual Termination Agreement (the “Termination Agreement”) pursuant to which the parties agreed to mutually terminate the Business Combination Agreement, pursuant to Section 7.1(a) of the Business Combination Agreement (other than certain customary limited provisions that survive the termination pursuant to the terms of the Business Combination Agreement) effective June 12, 2026. By virtue of the termination of the Business Combination Agreement, each of the Equity PIPE Subscription Agreements, the Convertible Notes Subscription Agreements and the Sponsor Support Agreement (as defined in the Business Combination Agreement) terminated in accordance with their respective terms.

Simultaneously with the entry into the Termination Agreement, the Company entered into Securities Purchase Agreements (collectively, the “2026 Securities Purchase Agreements”) with the Sponsor, ReserveOne, Pubco and certain investors named therein (collectively, the “SPA Investors”). Pursuant to the 2026 Securities Purchase Agreements, upon the effectiveness of certain amendments to the Company’s Articles (see Note 10. Subsequent Events – July 2026 Meeting and Articles Amendments), among other things, the Sponsor agreed to sell, and the SPA Investors agreed to purchase, an aggregate of 4,279,275 Class A ordinary shares issuable upon the conversion of the Sponsor’s Class B ordinary shares, which pursuant to the 2026 Securities Purchase Agreements, the Sponsor has agreed to convert to Class A ordinary shares and which the parties have agreed to continue to treat as “Founder Shares” as described in the 2026 Securities Purchase Agreements (see Note 5. Related Party Transactions – Founder Shares.). On July 20, 2026, the SPA Investors purchased these Class A ordinary shares for a price per share equal to $3.33 (such purchased shares, the “Transferred Shares”) resulting in aggregate gross proceeds to the Sponsor of $14,250,000.

Contemporaneously with the execution of the 2026 Securities Purchase Agreements:

●	the Company and the SPA Investors entered into Joinder Agreements (the “Transferred Shares Registration Rights Joinders”) to that certain Registration Rights Agreement, dated as of July 31, 2024, by and among the Company, the Sponsor and Cantor Fitzgerald & Co. (the “2024 Registration Rights Agreement”), pursuant to which, among other things, (i) the Transferred Shares will be “Registrable Securities” as such term is defined in the 2024 Registration Rights Agreement; and (ii) upon the transfer of the Transferred Shares to the SPA Investors, each SPA Investor will join in, and agree to become a party to and be bound by and subject to, certain provisions of the 2024 Registration Rights Agreement with respect to the Transferred Shares; and

●	the Company, the Sponsor and the SPA Investors entered into Joinder Agreements (the “Transferred Shares Letter Agreement Joinders”) to the Letter Agreement, pursuant to which, among other things, upon the transfer of the Transferred Shares to the SPA Investors, each SPA Investor will join in, and agree to become a party to and be bound by and subject to, the provisions set forth in Sections 1, 2, 6, 7, 11, and 13 through 20 of the Letter Agreement applicable to the Sponsor as such terms relate to the transfer of the Transferred Shares.

Also on June 12, 2026, the Company, the Sponsor, ReserveOne and Pubco entered into Voting Support and Non-Redemption Agreements (the “Voting and Non-Redemption Agreements”) with certain investors (such investors entering the Voting and Non-Redemption Agreements, collectively, the “Voting and Non-Redemption Shareholders”) pursuant to which the Voting and Non-Redemption Shareholders agreed not to redeem up to an aggregate of approximately 16,000,000 Class A ordinary shares in connection with the extraordinary general meeting of shareholders held on July 17, 2026 (the “July 2026 Meeting”) to consider certain amendments to the Company’s Articles (see Note 10. Subsequent Events – July 2026 Meeting and Articles Amendments). Pursuant to the Voting and Non-Redemption Agreements, the Voting and Non-Redemption Shareholders agreed to vote (and did vote) in favor of the proposals to amend the Company’s Articles at the July 2026 Meeting. The Voting and Non-Redemption Agreements provide that the Sponsor will transfer up to an aggregate of 8 million Private Placement Warrants held by the Sponsor to the Voting and Non-Redemption Shareholders in consideration for the Voting and Non-Redemption Shareholders’ agreement to hold and not redeem their Class A ordinary shares in connection with the Amendments (following the July 2026 Meeting, the Sponsor transferred 7,612,155 Private Placement Warrants to the Voting and Non-Redemption Shareholders).

Contemporaneously with the execution of the Voting and Non-Redemption Agreements:

●	the Company and the Voting and Non-Redemption Shareholders entered into Joinder Agreements (the “Private Placement Registration Rights Joinders”) to the 2024 Registration Rights Agreement, pursuant to which, among other things, (i) the transferred Private Placement Warrants will be “Registrable Securities” as such term is defined in the 2024 Registration Rights Agreement; and (ii) upon the transfer of the Private Placement Warrants to the Voting and Non-Redemption Shareholders, each Voting and Non-Redemption Shareholder will join in, and agree to become a party to and be bound by and subject to, the provisions of the 2024 Registration Rights Agreement; and

●	the Company, the Sponsor and the Voting and Non-Redemption Shareholders entered into Joinder Agreements (the “Private Placement Letter Agreement Joinders”) to the Letter Agreement, pursuant to which, among other things, upon the transfer of the Private Placement Warrants to the Voting and Non-Redemption Shareholders, each Voting and Non-Redemption Shareholder will join in, and agree to become a party to and be bound by and subject to, the provisions set forth in Section 7 of the Letter Agreement applicable to the Sponsor as such terms relate to the transfer of the Private Placement Warrants.

VELOS ACQUISITION I CORP.

(f/k/a M3-BRIGADE ACQUISITION V CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The Voting and Non-Redemption Agreements provide that as soon as practicable following the closing of the transactions contemplated by the Voting and Non-Redemption Agreements, the Company will prepare and file with the U.S. Securities and Exchange Commission (the “SEC”) a Registration Statement on Form S-1 (the “Form S-1”) covering the resale of all Class A ordinary shares purchased by the Voting and Non-Redemption Shareholders from Cantor Fitzgerald & Co., if any, for an offering to be made on a continuous basis pursuant to Rule 415 promulgated by the SEC pursuant to the Securities Act of 1933, as amended. The Company will use its commercially reasonable efforts to cause the Form S-1 to be declared effective by the SEC as promptly as possible after the filing thereof.

The Voting and Non-Redemption Agreements contain mutual releases by the Company, the Sponsor, ReserveOne and Pubco, on the one hand, and the Voting and Non-Redemption Shareholders, on the other hand, for all claims known and unknown, arising out of or in connection with the Equity PIPE Subscription Agreements and/or the Convertible Notes Subscription Agreements.

Additionally, on June 12, 2026, the Company, the Sponsor, ReserveOne and Pubco entered into Voting Support Agreements (the “Voting Agreements”) with certain unaffiliated third parties (collectively, the “Voting Shareholders”) pursuant to which the Voting Shareholders agreed to vote in favor of the proposed amendments to the Company’s Articles at the July 2026 Meeting.

In connection with the termination of the Business Combination Agreement pursuant to the Termination Agreement as described above, the Company’s Board approved the cancellation of the extraordinary general meeting of shareholders to be held June 15, 2026, to consider the Business Combination Agreement (the “BCA Meeting”) and announced that it would not solicit shareholder approval of the proposals set forth in the Company’s definitive proxy statement filed May 2026 in connection with the BCA Meeting.

Going Concern, Liquidity and Capital Resources

As of June 30, 2026, the Company had $142,798 in cash and working capital deficit of $8,049,671. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the Company’s liquidity concerns and mandatory liquidation date raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

On June 16, 2025, the Company issued a promissory note (the “2025 Note”) to the Sponsor, pursuant to which the Company can borrow up to an aggregate principal amount of $2,500,000 from the Sponsor. The 2025 Note bears no interest and is payable in full upon the consummation of the Company’s initial Business Combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the 2025 Note may be accelerated. If the Company does not consummate an initial Business Combination, the 2025 Note will be repaid solely to the extent the Company has funds available outside its trust account established in connection with the Company’s initial public offering. On June 18, 2025, September 19, 2025 and December 22, 2025, the Company borrowed $500,000, $1,500,000 and $500,000, respectively, under the 2025 Note.

On July 16, 2025, the Company and the Sponsor entered into the First Amendment to the 2025 Note (the “Note Amendment”), solely to correct a scrivener’s error regarding the Sponsor’s option to convert up to $1,500,000 of the outstanding unpaid principal balance under the 2025 Note into Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant. Pursuant to the 2025 Note Amendment, the purchase price per Private Placement Warrant was corrected to reflect a purchase price of $1.00 per Private Placement Warrant upon conversion under the 2025 Note. All other terms of the 2025 Note remain unchanged.

On February 18, 2026, the Company issued a promissory note (the “February 2026 Note”) to the Sponsor, pursuant to which the Company can borrow up to an aggregate principal amount of $2,000,000 from the Sponsor. On February 18, 2026, the Company borrowed $600,000 under the February 2026 Note and on March 27, 2026 the Company borrowed an additional $500,000 under the February 2026 Note. As of June 30, 2026, the outstanding principal balance under the February 2026 Note was $1,100,000. The proceeds of the February 2026 Note will be used to provide the Company with general working capital.

The February 2026 Note bears no interest and is payable in full upon the Maturity Date. A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the February 2026 Note may be accelerated. If the Company does not consummate an initial Business Combination, the February 2026 Note will be repaid solely to the extent the Company has funds available outside its trust account established in connection with the Company’s initial public offering.

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

VELOS ACQUISITION I CORP.

(f/k/a M3-BRIGADE ACQUISITION V CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 12, 2026. The interim results for the three and six months ended June 30, 2026 and 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $142,798 and $1,175,051 in cash as of June 30, 2026 and December 31, 2025, respectively. The Company had no cash equivalents as of June 30, 2026 and December 31, 2025.

Investments Held in Trust Account

At June 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $312,319,510 and $306,880,908, respectively, were held in mutual funds composed of U.S. treasury securities. Investments in mutual funds are presented on the condensed balance sheets at fair value at the end of each reporting period. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

VELOS ACQUISITION I CORP.

(f/k/a M3-BRIGADE ACQUISITION V CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Convertible Promissory Note – Related Party

The Company accounts for the promissory note issued on June 16, 2025 to the Sponsor under ASC Topic 470 and is measured at amortized cost. The 2025 Note was issued at par and did not include any discount or premium at issuance. Accordingly, the initial carrying value of the 2025 Note was equal to the cash proceeds received from the holder, and the 2025 Note was recorded at its principal amount on the issuance date. The embedded conversion feature was evaluated under ASC Topic 815 and determined to meet the “own equity” scope exception and therefore bifurcation is not required. No other embedded features require separate recognition. The fair value option under ASC 825 is not permitted.

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

The Company accounts for income taxes under ASC 740. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

VELOS ACQUISITION I CORP.

(f/k/a M3-BRIGADE ACQUISITION V CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

At June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2024	$294,617,243
Plus:
Accretion for Class A ordinary shares to redemption amount	12,263,665
Class A ordinary shares subject to possible redemption, December 31, 2025	306,880,908
Plus:
Accretion for Class A ordinary shares to redemption amount	2,698,384
Class A ordinary shares subject to possible redemption, March 31, 2026	309,579,292
Plus:
Accretion for Class A ordinary shares to redemption amount	2,740,218
Class A ordinary shares subject to possible redemption, June 30, 2026	$312,319,510

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares, and the Company’s income and losses are shared pro rata between the two classes of shares for the three and six months ended June 30, 2026 and 2025. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

VELOS ACQUISITION I CORP.

(f/k/a M3-BRIGADE ACQUISITION V CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each period presented:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,337,399	$334,350	$2,707,854	$676,964
Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.09	$0.09

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,747,434	$436,859	$4,078,049	$1,019,512
Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.14	$0.14

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

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on August 2, 2024 the Company sold 28,750,000 Units, which includes the full exercise by the underwriters of their over-allotment option in the amount of 3,750,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share (the “public shares”), and one-half of one redeemable warrant (the “Public Warrants” and, together with the Private Placement Warrants, the “warrants”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

Warrants

As of June 30, 2026 and December 31, 2025, there were 22,712,500 warrants outstanding, including 14,375,000 warrants sold as part of the Units in the Initial Public Offering and 8,337,500 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

VELOS ACQUISITION I CORP.

(f/k/a M3-BRIGADE ACQUISITION V CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

VELOS ACQUISITION I CORP.

(f/k/a M3-BRIGADE ACQUISITION V CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Original Sponsor and Cantor Fitzgerald & Co., the representative of the underwriters, purchased an aggregate of 8,337,500 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $8,337,500 in the aggregate. Of those 8,337,500 Private Placement Warrants, the Original Sponsor purchased 5,043,750 Private Placement Warrants and Cantor Fitzgerald & Co. purchased 3,293,750 Private Placement Warrants. Certain institutional investors who are not affiliated with any member of management (the “non-managing sponsor investors”), the Original Sponsor or any other investor in the Original Sponsor provided approximately 50.1% of the capital utilized by the Original Sponsor to purchase the Private Placement Warrants and, as a result, indirectly held approximately 50.1% of the Private Placement Warrants purchased by the Original Sponsor. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

On May 23, 2025, the Original Sponsor, the Sponsor and the Company (only for the purposes of facilitating the purchase and share transfer) entered into the 2025 Securities Purchase Agreement, pursuant to which the Original Sponsor agreed to sell, and the Sponsor agreed to purchase, 7,187,500 Class B ordinary shares, par value $0.0001 per share, and 5,043,750 Private Placement Warrants of the Company owned by the Original Sponsor for an aggregate purchase price of $6,467,500. The transactions contemplated by the 2025 Securities Purchase Agreement were consummated on May 27, 2025. At the Closing, the Original Sponsor delivered to the Sponsor an assignment of the Transferred Sponsor SPAC Securities against payment of the Closing Cash Purchase Price. Also on May 27, 2025, the Sponsor entered into an agreement to purchase 3,293,750 additional Private Placement Warrants of the Company from Cantor Fitzgerald & Co. for an aggregate purchase price of $10, which was consummated on May 27, 2025, upon which Cantor Fitzgerald & Co. delivered to the Sponsor an assignment of the Cantor Warrants. Upon completion of these transactions, the Sponsor held all the outstanding Class B ordinary shares and Private Placement Warrants of the Company.

The Original Sponsor, officers and directors entered into the Letter Agreement with the Company, pursuant to which they agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

Pursuant to the 2025 Securities Purchase Agreement, on May 27, 2025, the Company entered into an Assignment and Assumption Agreement with the Sponsor, the Original Sponsor and the Company’s directors and executive officers, pursuant to which the Original Sponsor assigned to the Sponsor, and the Sponsor assumed, all of Original Sponsor’s rights, title and interests under the Letter Agreement, and the Sponsor agreed to be bound by all terms, conditions, and covenants and be entitled to all the terms and provisions therein. The Company also entered into an Assignment and Assumption Agreement with the Sponsor and the Original Sponsor, pursuant to which the Original Sponsor assigned to the Sponsor, and the Sponsor assumed, all of Original Sponsor’s rights, title and interests under the 2024 Registration Rights Agreement, pursuant to which the Sponsor agreed to be bound by all terms, conditions, and covenants and be entitled to all the terms and provisions therein.

Pursuant to the Voting and Non-Redemption Agreements the Sponsor agreed to transfer certain Private Placement Warrants to the Voting and Non-Redemption shareholders and did so transfer 7,612,155 Private Placement Warrants on July 20, 2026. See Note 1. Description of Organization and Business Operations – Mutual Termination Agreement and Related Agreements, and Note 10. Subsequent Events – Sponsor Conversion and Sale of Class B Ordinary Shares and Transfer of Private Placement Warrants.

VELOS ACQUISITION I CORP.

(f/k/a M3-BRIGADE ACQUISITION V CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

On May 23, 2025, the Original Sponsor, the Sponsor and the Company (only for the purposes of facilitating the purchase and share transfer) entered into the 2025 Securities Purchase Agreement, pursuant to which the Original Sponsor agreed to sell, and the Sponsor agreed to purchase, 7,187,500 Class B ordinary shares, par value $0.0001 per share, and 5,043,750 Private Placement Warrants of the Company owned by the Original Sponsor for an aggregate purchase price of $6,467,500. The transactions contemplated by the 2025 Securities Purchase Agreement were consummated on May 27, 2025. At the Closing, the Original Sponsor delivered to the Sponsor an assignment of the Transferred Sponsor SPAC Securities against payment of the Closing Cash Purchase Price.

Convertible Promissory Note — Related Party

The Original Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due on demand. As of the Initial Public Offering, the loan was repaid and was no longer available to be drawn upon.

On June 16, 2025, the Company issued the 2025 Note to the Sponsor, pursuant to which the Company can borrow up to an aggregate principal amount of $2,500,000 from the Sponsor. The 2025 Note bears no interest and is payable in full upon the consummation of the Company’s initial Business Combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the 2025 Note may be accelerated. Upon consummation of a Business Combination, Sponsor shall have the option, but not the obligation, to convert up to $1,500,000 of the outstanding unpaid principal balance under the 2025 Note, into Private Placement Warrants at the purchase price of $1.00 per Private Placement Warrant, each such Private Placement Warrant exercisable to purchase one Class A ordinary share of the Company at $11.50 per share, subject to adjustment. If the Company does not consummate an initial Business Combination, the 2025 Note will be repaid solely to the extent the Company has funds available outside its trust account established in connection with the Company’s initial public offering. On June 18, 2025, September 19, 2025 and December 22, 2025, the Company borrowed $500,000, $1,500,000 and $500,000, respectively, under the 2025 Note. The proceeds of the 2025 Note will be used to provide the Company with general working capital. As of June 30, 2026 and December 31, 2025, there was $2,500,000 outstanding under the 2025 Note.

The Company accounts for the 2025 Note in accordance with ASC 470. The Company evaluated the embedded features of the 2025 Note and determined that the embedded derivative does not require bifurcation under applicable accounting guidance.

The 2025 Note was issued in a related-party transaction with the Sponsor that was not conducted at arm’s length and is therefore measured at amortized cost. The 2025 Note was issued at par and did not include a discount or premium at issuance. Accordingly, the initial carrying value of the 2025 Note was equal to the cash proceeds received from the holder, and the 2025 Note was recorded at its principal amount on the issuance date.

VELOS ACQUISITION I CORP.

(f/k/a M3-BRIGADE ACQUISITION V CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Promissory Note – Related Party

On February 18, 2026, the Company issued the February 2026 Note to the Sponsor, pursuant to which the Company can borrow up to an aggregate principal amount of $2,000,000 from the Sponsor. On February 18, 2026, the Company borrowed $600,000 under the February 2026 Note and on March 27, 2026 the Company borrowed an additional $500,000 under the February 2026 Note. The proceeds of the February 2026 Note will be used to provide the Company with general working capital.

The February 2026 Note bears no interest and is payable in full upon the Maturity Date. A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the February 2026 Note may be accelerated. If the Company does not consummate an initial Business Combination, the February 2026 Note will be repaid solely to the extent the Company has funds available outside its trust account established in connection with the Company’s initial public offering.

As of June 30, 2026, and December 31, 2025, the Company had $1,100,000 and $0 outstanding under the February 2026 Note, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans, which would include any potential borrowings under the 2025 Note, may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

Due from Related Party

As of June 30, 2026, the Company recorded a balance of $527 due from related party. The balance arose from an overpayment made in connection with amounts due under a promissory note with the Original Sponsor.

Non-Employee Director Compensation

On June 26, 2025, the Company adopted a Non-Employee Director Compensation Plan to attract and retain highly qualified individuals to serve as non-employee directors. Effective October 1, 2025, the Company began making cash payments to its non-employee directors for board service, with payments made in arrears to cover services provided since June 2025. For the three and six months ended June 30, 2026, the Company recognized $122,500 and $610,750, respectively, in director compensation expense within its unaudited condensed statements of operations. For the three and six months ended June 30, 2025, the Company recognized $45,727 in director compensation expense within its unaudited condensed statements of operations. The related accrued compensation, included in accrued expenses on the condensed balance sheets, was $70,000 and $45,727 as of June 30, 2026 and December 31, 2025, respectively. The Non-Employee Director Compensation Plan was terminated on June 16, 2026, and no further compensation is payable under the Non-Employee Director Compensation Plan.

Securities Purchase Agreement

On June 12, 2026, the Company entered into the 2026 Securities Purchase Agreements with the Sponsor, ReserveOne, Pubco and the SPA Investors. Pursuant to the 2026 Securities Purchase Agreements, upon the effectiveness of certain amendments to the Articles, among other things, the Sponsor has agreed to sell, and the SPA Investors have agreed to purchase an aggregate of 4,279,275 Class A ordinary shares issuable upon the conversion of the Sponsor’s Class B ordinary shares, which pursuant to the 2026 Securities Purchase Agreements, the Sponsor has agreed to convert to Class A ordinary shares and which the parties have agreed to continue to treat as “Founder Shares” as described in the 2026 Securities Purchase Agreements. The SPA Investors will purchase these Class A ordinary shares for a price per share equal to $3.33 (such purchased shares, the “Transferred Shares”) resulting in aggregate gross proceeds to the Sponsor of $14,250,000 (see Note 1. Description of Organization and Business Operations – Mutual Termination Agreement and Related Agreements).

VELOS ACQUISITION I CORP.

(f/k/a M3-BRIGADE ACQUISITION V CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the founder shares, Private Placement Warrants and the Class A ordinary shares underlying such Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans have registration rights pursuant to the 2024 Registration Rights Agreement to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Equity PIPE Subscription Agreement

Contemporaneously with the execution of the Business Combination Agreement, on July 7, 2025, the Equity PIPE Investors entered into the Equity PIPE Subscription Agreements, pursuant to which the Equity PIPE Investors agreed to purchase up to an aggregate of $500,000,000 of (a) either (i) ReserveOne Common Shares or (ii) in the event the issuance of ReserveOne Common Shares would, in the opinion of the Company, ReserveOne or Pubco on the advice of any of their respective legal counsel, adversely affect the treatment of the transactions under Section 351 of the Code, the Equity PIPE Shares and (b) either (i) ReserveOne Warrants or (ii) PIPE Warrants at an aggregate purchase price of $10.00, which $10.00 will entitle Equity PIPE Investors to one Equity PIPE Share and one PIPE Warrant, in the Equity PIPE. The Equity PIPE Subscription Agreements were terminated on June 12, 2026 (see Note 1. Description of Organization and Business Operations – Mutual Termination Agreement and Related Agreements).

Convertible Note Subscription Agreement

Contemporaneously with the execution of the Business Combination Agreement, on July 7, 2025, the Convertible Notes Investors entered into the Convertible Notes Subscription Agreements, pursuant to which the Convertible Notes Investors agreed to purchase up to $250,000,000 in aggregate principal amount of the Initial Convertible Notes, including the purchase of any Option Convertible Notes, upon the terms and subject to the conditions set forth therein. In addition, for a period of 30 days following the execution of the Convertible Notes Subscription Agreements, Pubco has granted the Convertible Notes Investors an option to purchase additional convertible notes in an aggregate principal amount of up to $50 million, on a pro rata basis based on such Convertible Notes Investor’s subscription for Initial Convertible Notes. None of the Convertible Notes Investors exercised their option to purchase the Option Convertible Notes. The Convertible Note Subscription Agreement was terminated on June 12, 2026 (see Note 1. Description of Organization and Business Operations – Mutual Termination Agreement and Related Agreements).

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

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine, Israel-Hamas and U.S.-Israel-Iran conflicts, as well as the changes in the economic and strategic policies of the United States. Although the length and impact of these circumstances are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, import costs, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any new conflicts, sanctions or economic policies could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

VELOS ACQUISITION I CORP.

(f/k/a M3-BRIGADE ACQUISITION V CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Terminated Business Combination Agreement

On July 7, 2025, the Company, ReserveOne, Pubco, the Merger Subs, entered into the Business Combination Agreement.

As a result of the transactions contemplated by the Business Combination Agreement, the Company would have been de-registered in the Cayman Islands and registered by way of continuation to the State of Delaware and domesticate as a Delaware corporation.

Following the Domestication, SPAC Merger Sub would have merged with and into the Company, with the Company continuing as the surviving entity, and as a result of which the Company would have become a wholly-owned subsidiary of Pubco. Promptly following the SPAC Merger, Company Merger Sub would have merged with and into ReserveOne, with ReserveOne continuing as the surviving company, and as a result of which ReserveOne would have become a wholly-owned subsidiary of Pubco. As a result of such steps, Pubco would have become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with applicable laws.

On June 12, 2026, the Company and ReserveOne entered into a Termination Agreement pursuant to which the parties agreed to mutually terminate the Business Combination Agreement, pursuant to Section 7.1(a) of the Business Combination Agreement (other than certain customary limited provisions that survive the termination pursuant to the terms of the Business Combination Agreement) effective June 12, 2026.

By virtue of the termination of the Business Combination Agreement, each of the Equity PIPE Subscription Agreements, the Convertible Notes Subscription Agreements and the Sponsor Support Agreement terminated in accordance with their respective terms.

2025 Note Amendment

On July 16, 2025, the Company and the Sponsor entered into the 2025 Note Amendment, solely to correct a scrivener’s error regarding the Sponsor’s option to convert up to $1,500,000 of the outstanding unpaid principal balance under the 2025 Note into Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant. Pursuant to the 2025 Note Amendment, the purchase price per Private Placement Warrant was corrected to reflect a purchase price of $1.00 per Private Placement Warrant upon conversion under the 2025 Note. All other terms of the 2025 Note remain unchanged.

Voting and Non-Redemption Agreements

On June 12, 2026, the Company, the Sponsor, ReserveOne and Pubco entered into Voting Support and Non-Redemption Agreements (the “Voting and Non-Redemption Agreements”) with certain investors (such investors entering the Voting and Non-Redemption Agreements, collectively, the “Voting and Non-Redemption Shareholders”) pursuant to which the Voting and Non-Redemption Shareholders have agreed not to redeem up to an aggregate of approximately 16,000,000 Class A ordinary shares in connection with certain amendments to the Company’s Articles that were put forth to the Company’s shareholders at the July 2026 Meeting (see Note 10. Subsequent Events – July 2026 Meeting and Articles Amendments). Pursuant to the Voting and Non-Redemption Agreements, the Voting and Non-Redemption Shareholders agreed to vote in favor of the amendment proposals at the July 2026 Meeting. The Voting and Non-Redemption Agreements provide that the Sponsor would transfer up to an aggregate of 8 million Private Placement Warrants held by the Sponsor to the Voting and Non-Redemption Shareholders in consideration for the Voting and Non-Redemption Shareholders’ agreement to hold and not redeem their Class A ordinary shares in connection with the proposed amendments to the Company’s Articles at the July 2026 Meeting (following the July 2026 Meeting, the Sponsor transferred 7,612,155 Private Placement Warrants to the Voting and Non-Redemption Shareholders).

VELOS ACQUISITION I CORP.

(f/k/a M3-BRIGADE ACQUISITION V CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 28,750,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were 7,187,500 Class B ordinary shares issued and outstanding. The founder shares included an aggregate of up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On August 1, 2024, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 937,500 founder shares were no longer subject to forfeiture.

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

VELOS ACQUISITION I CORP.

(f/k/a M3-BRIGADE ACQUISITION V CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. There were no transfers between levels of fair value hierarchy during the six months ended June 30, 2026 and year ended December 31, 2025.

June 30, 2026

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – mutual funds	$312,319,510	$—	$—

December 31, 2025

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – mutual funds	$306,880,908	$—	$—

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as its President, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets.

VELOS ACQUISITION I CORP.

(f/k/a M3-BRIGADE ACQUISITION V CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$1,068,469	$873,724	$2,053,784	$1,045,584
Interest earned on investments held in Trust Account	$2,740,218	$3,103,744	$5,438,602	$6,188,872

	June 30, 2026	December 31, 2025
Cash	$142,798	$1,175,051
Investments held in Trust Account	$312,319,510	$306,880,908

The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

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

July 2026 Meeting and Articles Amendments

As contemplated by the 2026 Securities Purchase Agreements and the Voting and Non-Redemption Agreements entered on June 12, 2026, on July 17, 2026, the Company held the July 2026 Meeting to consider certain amendments to the Company’s Articles. At the July 2026 Meeting, the Board asked the Company’s shareholders of Class A ordinary shares and Class B ordinary shares (together the “Ordinary Shares”) to approve amendments that would permit the Company with additional time to complete its initial Business Combination and make certain other changes to facilitate ongoing operations and an initial Business Combination. The holders of the Company’s Ordinary Shares were asked to approve amendments to the Company’s Articles, to, among other things: (i) extend the date by which the Company must consummate an initial business combination by 12 months (from August 2, 2026 to August 2, 2027) (the “Extension Amendment”); (ii) permit the Company, following the effective date of the amendments after all redemptions pursuant to the exercise of redemption rights arising in connection with the amendments have been settled, to withdraw up to an aggregate amount of interest earned on the funds held in the Company’s trust account in an amount equal to $0.10 for each Class A ordinary share issued in the Company’s initial public offering that is not redeemed and remains outstanding immediately following the effective date of the amendments, of which (a) $1,000,000 will be used to fund working capital and pay certain ordinary course expenses of the Company and (b) any amounts in excess of such $1,000,000 will be used to pay Covered Expenses (the “Trust Interests Withdrawal Amendment”); (iii) change the Company’s legal name to Velos Acquisition I Corp. (the “Name Change Amendment”); (iv) remove the fairness opinion requirement from the Article 49.12 in its entirety (the “Fairness Opinion Amendment”); and (v) such other modifications to the Articles as may be necessary to give effect to amendments (i) – (iv) (such amendments to the Articles, the “Amendments” and such proposals to be presented at the July 2026 Meeting, the “Article Amendment Proposals”).

Holders of Ordinary Shares were also asked to approve at the July 2026 Meeting a proposal to approve an amendment to the Investment Management Trust Agreement dated July 31, 2024 between Continental Stock Transfer & Trust Company, as Trustee, and the Company (the “Trust Agreement,” and such amendment to the Trust Agreement the, “Trust Agreement Amendment”), to permit the Company, following the effective date of the Trust Interest Withdrawal Amendment, to withdraw up to an aggregate amount of interest earned on the funds held in the Company’s Trust Account equal to $0.10 for each outstanding Class A Ordinary Share held by a holders (“Public Shareholders”) of the Company’s Class A ordinary shares that were sold in the Company’s initial public offering (such shares, the “Public Shares”) that is not redeemed and remains outstanding immediately following the effective date of this amendment, of which (a) $1,000,000 will be used to pay certain ordinary course expenses of the Company and (b) any amounts in excess of such $1,000,000 will be used to pay accrued liabilities as of the effective date of the Trust Interest Withdrawal Amendment and such other modifications to the Articles as may be necessary to give effect to the Trust Interest Withdrawal Proposal.

VELOS ACQUISITION I CORP.

(f/k/a M3-BRIGADE ACQUISITION V CORP.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Approval of each Article Amendment Proposals was not conditioned upon approval of any other Article Amendment Proposals, except that (i) the Trust Interest Withdrawal Proposal was conditioned upon shareholder approval of the Extension Proposal and (ii) the Trust Agreement Amendment Proposal was conditioned upon shareholder approval of the Trust Interest Withdrawal Proposal. Approval of the Amendment Proposals are a condition to the implementation of the Amendments.

At the July 2026 Meeting, the holders of the Company’s Ordinary Shares approved each of the Article Amendment Proposals and the Trust Interest Withdrawal Proposal. Given this approval, the Amendments and Trust Agreement Amendment became immediately effective under the law of the Cayman Islands.

Shareholder Redemptions

Additionally, in connection with the July 2026 Meeting, shareholders holding an aggregate of 12,455,589 Class A ordinary shares exercised their right to redeem their shares for approximately $10.88 per share from the funds held in the Company’s Trust Account. Following such redemptions, the Company had an aggregate of 23,481,911 Ordinary Shares outstanding, of which 16,294,411 were Class A ordinary shares and 7,187,500 were Class B ordinary shares.

Sponsor Conversion and Sale of Class B Ordinary Shares and Transfer of Private Placement Warrants

Following the redemptions in connection with the July 2026 Meeting, and pursuant to the 2026 Securities Purchase Agreements and the Voting and Non-Redemption Agreements on July 20, 2026 the Sponsor converted 7,187,500 of its Class B ordinary shares into Class A ordinary shares, that are not “Public Shares” as defined in the Articles and are to be treated as “Founder Shares” (see Note 5. Related Party Transactions – Founder Shares; the shares so converted, the “Converted Shares”). As such, as of the close of business on July 20, 2026 there were 23,481,911 Class A ordinary shares outstanding and no Shares of Class B ordinary shares outstanding.

On July 20, 2026, a total of 4,279,275 Converted Shares were sold to certain investors pursuant to separate 2026 Securities Purchase Agreements by and among each such investor, the Sponsor, ReserveOne, Inc., ReserveOne Holdings Inc. dated as of June 12, 2026. Additionally, on July 20, 2026, the Sponsor transferred to certain investors pursuant to separate Voting Support and Non-Redemption Agreements dated as of June 12, 2026 by and among each such investor, the Company, the Sponsor, ReserveOne, Inc., ReserveOne Holdings Inc. (each investor entering into a Voting and Non-Redemption Agreement, a “Voting and Non-Redemption Shareholder”), a total of 7,612,155 Private Placement Warrants held by the Sponsor in consideration for each Voting and Non-Redemption Shareholder’s agreement to vote in favor of, and hold and not redeem its Class A Ordinary Shares in connection with, the approval and adoption of the Extension Amendment, the Trust Interest Withdrawal Amendment, the Name Change Amendment, the Fairness Opinion Amendment and the Trust Agreement Amendment at the Meeting.

Issuance of Promissory Note

On July 21, 2026, the Company issued a promissory note (the “July 2026 Note”) to the Sponsor, pursuant to which the Sponsor may lend to the Company up to an aggregate principal amount of $4,000,000. On July 21, 2026, the Company borrowed $3,500,000 under the July 2026 Note. The proceeds of the July 2026 Note will be used to pay off existing liabilities as of July 20, 2026 and for general working capital.

The July 2026 Note bears no interest and is payable in full upon the consummation of the Company’s initial Business Combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the July 2026 Note may be accelerated. If the Company does not consummate an initial Business Combination, the July 2026 Note will be repaid solely to the extent the Company has funds available outside the Trust Account.

Trust Account Withdrawal

Following the effectiveness of the Trust Interest Withdrawal Amendment, the Company directed the Trustee to withdraw a total of $1,629,441.10 from the Trust Account (the “Interest Withdrawal”). The Interest Withdrawal is equal to $0.10 for each outstanding Public Share that was not redeemed and remained outstanding immediately following the effective date of the Trust Interest Withdrawal Amendment. The Trustee deposited the Interest Withdrawal into the Company’s operating bank account on July 22, 2026.

The Company received total proceeds of $5,129,441.10 from the Interest Withdrawal and the initial borrowing under the July 2026 Note. The Company used approximately $4.3 million of these proceeds to pay off a combination of existing and ordinary course liabilities as of July 20, 2026. The remaining proceeds were retained by the Company for general working capital.

Company Name Change and Trading Symbol Change

Under the law of the Cayman Islands, the Company’s name change from M3-Brigade Acquisition V Corp. to Velos Acquisition I Corp. was immediately effective on July 17, 2026, following approval by the holders of the Company’s Ordinary Shares at the July 2026 Meeting. In connection with shareholder approval of the Company’s name change, the Company changed the trading symbol of its Class A ordinary shares, Units consisting of one Class A ordinary share and one-half of one redeemable warrant, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share (“Warrants”), and Warrants, each of which is listed on the Nasdaq Stock Market LLC. The trading symbol for the Company’s Class A ordinary shares, Units, and Warrants, respectively, changed from MBAV, MBAVU, and MBAVW to VLOS, VLOSU, and VLOSW, respectively, at market open on July 23, 2026. The CUSIP and ISIN for each of the Class A ordinary shares, Units, and Warrants remained the same.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Velos Acquisition I Corp. (f/k/a M3-Brigade Acquisition V Corp.) References to our “management” or our “management team” refer to our officers and directors, and references to the “Original Sponsor” refer to M3-Brigade Sponsor V LLC and “Sponsor” refer to MI7 Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Business Combination Agreement, Mutual Termination, and Related Matters

On July 7, 2025, the Company, ReserveOne, Pubco, SPAC Merger Sub, and Company Merger Sub, entered into a Business Combination Agreement. Subsequently, on June 12, 2026, the parties to the Business Combination Agreement mutually agreed to terminate the Business Combination Agreement and entered into a series of transactions that would provide the Company with additional time to complete its initial Business Combination. This was necessary because following the mutual termination of the Business Combination Agreement the Company’s Articles provided that the Company must liquidate the Trust Account if it has not consummated its initial Business Combination by August 2, 2026. Without taking actions to extend the time by which the Company must complete its initial Business Combination under the Articles, the Company’s Board believed that it would not be able to complete an initial Business Combination on or before August 2, 2026. If the Company were to fail to complete the initial Business Combination by that date, the Company would be forced to liquidate.

As such, the Company entered into the 2026 Securities Purchase Agreements, the Voting and Non-Redemption Agreements, and Voting Agreements with various third parties to ensure that the Company had the support to secure an extension of the time needed to complete its initial Business Combination (an “Extension”) (see Note 1. Description of Organization and Business Operations – Mutual Termination Agreement and Related Agreements). As approval of an Extension required approval of the holders of the Company’s Ordinary Shares, the Company’s Board called for a meeting of the Company’s Ordinary Share holders on July 17, 2026 to consider the Articles Amendment Proposals to approve the Amendments to provide for an extension and other items that the Company’s Board deemed to be in the Company’s best interests to facilitate an initial Business Combination, including the Extension Proposal, the Trust Interest Withdrawal Proposal, the Name Change Proposal, the Fairness Opinion Proposal, and the Trust Agreement Amendment Proposal (see Note 10. Subsequent Events – July 2026 Meeting and Articles Amendments). At the July 2026 Meeting, holders of the Company’s issued and outstanding Ordinary Shares entitled to vote at the July 2026 Meeting approved each of the Articles Amendment Proposals and the Trust Agreement Amendment Proposals. The Amendments were immediately effective upon approval by the Ordinary Shareholders under Cayman Islands law.

As a result of the approval of the Extension Proposal, the Company now has until August 2, 2027 to complete its initial Business Combination.

In connection with the July 2026 Meeting shareholders holding an aggregate of 12,455,589 Class A ordinary shares exercised their right to redeem their shares for approximately $10.88 per share from the funds held in the Company’s Trust Account, leaving approximately $177,286,938 in cash in the Trust Account after satisfaction of such redemptions. Following such redemptions, the Company had an aggregate of 23,481,911 Ordinary Shares outstanding, of which 16,294,411 were Class A ordinary shares and 7,187,500 were Class B ordinary shares. Following the redemptions in connection with the Meeting, on July 20, 2026 the Sponsor converted 7,187,500 of its Class B ordinary shares into Class A ordinary share into Converted Shares. As such, as of the close of business on July 20, 2026 there were 23,481,911 Class A ordinary shares outstanding and no Shares of Class B ordinary shares outstanding.

February 2026 Note

On February 18, 2026, we issued a promissory note (the “February 2026 Note”) to the Sponsor, pursuant to which we can borrow up to an aggregate principal amount of $2,000,000 from the Sponsor. On February 18, 2026, we borrowed $600,000 under the February 2026 Note and on March 27, 2026 the Company borrowed an additional $500,000 under the February 2026 Note. As of June 30, 2026, the outstanding principal balance under the February 2026 Note was $1,100,000. The proceeds of the February 2026 Note will be used for general working capital purposes. The February 2026 Note bears no interest and is payable in full upon the consummation of our initial Business Combination.

July 2026 Note

On July 21, 2026, we issued the July 2026 Note to the Sponsor, pursuant to which the Sponsor may lend to us up to an aggregate principal amount of $4,000,000. On July 21, 2026, we borrowed $3,500,000 under the July 2026 Note. The proceeds of the July 2026 Note will be used to pay off existing liabilities as of July 20, 2026, and for general working capital.

The July 2026 Note bears no interest and is payable in full upon the consummation of our initial Business Combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the July 2026 Note may be accelerated. If we do not consummate an initial Business Combination, the July 2026 Note will be repaid solely to the extent we have funds available outside the Trust Account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 12, 2024 (inception), through June 30, 2026, were organizational activities, those necessary to prepare for the IPO, described below, identifying a target company for a Business Combination, and attempting to consummate our prior Business Combination Agreement. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,671,749, which consists of $2,740,218 from interest earned on cash held in Trust Account, partially offset by $1,068,469 of general and operating costs.

For the six months ended June 30, 2026, we had a net income of $3,384,818, which consists of $5,438,602 from interest earned on cash held in Trust Account, partially offset by $2,053,784 of general and operating costs.

For the three months ended June 30, 2025, we had a net income of $2,184,293, which consists of $3,103,744 from interest earned on investments held in Trust Account, offset by $873,724 of general and administrative costs and compensation expense of $45,727.

For the six months ended June 30, 2025, we had a net income of $5,097,561, which consists of $6,188,872 from interest earned on investments held in Trust Account, offset by $1,045,584 of general and administrative costs and compensation expense of $45,727

Going Concern, Liquidity and Capital Resources

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

As of June 30, 2026, we had investments held in the Trust Account of $312,319,510. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

On June 16, 2025, we issued the 2025 Note to the Sponsor pursuant to which the Company has borrowed $2,500,000 from the Sponsor as of June 30, 2026. Up to $1,500,000 of the 2025 Note may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the Sponsor. The warrants will be identical to the Private Placement Warrants.

On February 18, 2026, the Company issued the February 2026 Note to the Sponsor, pursuant to which the Company can borrow up to an aggregate principal amount of $2,000,000 from the Sponsor. On February 18, 2026, the Company borrowed $600,000 under the February 2026 Note and on March 27, 2026 the Company borrowed an additional $500,000 under the February 2026 Note. As of June 30, 2026, the outstanding principal balance under the February 2026 Note was $1,100,000. The proceeds of the February 2026 Note will be used to provide the Company with general working capital.

As of June 30, 2026, we had cash of $142,798 and working capital deficit of $8,049,671. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements -Going Concern,” management has determined that our liquidity concerns and mandatory liquidation date raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the period in which we have to complete our initial Business Combination. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On June 16, 2025, we issued the 2025 Note. As of December 31, 2025, the full $2,500,000 available under the 2025 Note had been drawn, and the entire amount was outstanding. Up to $1,500,000 of the aggregate principal amount drawn under the 2025 Note may be convertible into Private Placement Warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the Sponsor. If the initial Business Combination is not consummated, the 2025 Note may not be repaid and may not be able to be converted into Pubco Warrants, pursuant to its terms. Such warrants would be identical to the Private Placement Warrants.

On February 18, 2026, we issued the February 2026 Note to the Sponsor, pursuant to which we can borrow up to an aggregate principal amount of $2,000,000 from the Sponsor. On February 18, 2026, we borrowed $600,000 under the February 2026 Note. On March 27, 2026 the Company borrowed an additional $500,000 under the February 2026 Note. As of June 30, 2026, the outstanding principal balance under the February 2026 Note was $1,100,000. The proceeds of the February 2026 Note will be used for general working capital purposes. The February 2026 Note bears no interest and is payable in full upon the consummation of our initial Business Combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Insider Trading Arrangements

During the three and six months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of July 7, 2025, by and among the Company, ReserveOne, Pubco, SPAC Merger Sub and Company Merger Sub. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 6, 2024).
3.2	Amendment No. 1 to Amended and Restated Memorandum and Articles of Association of Velos Acquisition I Corp. (incorporated by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2026).
10.1	Mutual Termination Agreement, dated as of June 12, 2026, by and between the Company and ReserveOne (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2026).
10.2	Form of Securities Purchase Agreement, dated of June 12, 2026, by and among the Company, ReserveOne, the Sponsor, Pubco and the Investors (incorporated by reference to Exhibit 10.2 to the Company’s current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2026).
10.3	Form of Joinder Agreement to the Registration Rights Agreement (Transferred Shares), dated as of June 12, 2026, by and between the Company and the Investors (incorporated by reference to Exhibit 10.3 to the Company’s current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2026).
10.4	Form of Joinder Agreement to the Letter Agreement (Transferred Shares), dated as of June 12, 2026, by and between the Company and the Investors (incorporated by reference to Exhibit 10.4 to the Company’s current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2026).
10.5	Form of Voting Support and Non-Redemption Agreements, dated as of June 12, 2026, by and among, the Company, the Sponsor, ReserveOne, Pubco and the Voting and Non-Redemption Shareholders (incorporated by reference to Exhibit 10.5 to the Company’s current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2026).
10.6	Form of Joinder Agreement to the Registration Rights Agreement (Private Placement Warrants), dated as of June 12, 2026, by and between the Company and the Voting and Non-Redemption Shareholders (incorporated by reference to Exhibit 10.6 to the Company’s current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2026).
10.7	Form of Joinder Agreement to the Letter Agreement (Private Placement Warrants), dated as of June 12, 2026, by and between the Company and the Voting and Non-Redemption Shareholders( incorporated by reference to Exhibit 10.7 to the Company’s current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2026).
10.8	Form of Voting Support Agreement, dated as of June 12, 2026, by and among the Company, the Sponsor, ReserveOne, Pubco and the Voting Shareholders (incorporated by reference to Exhibit 10.8 to the Company’s current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2026).
10.9	Promissory Note, dated July 21, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 21, 2026)
10.10	Amendment 1 to the Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company as the Trustee, dated July 17, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2026).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VELOS ACQUISITION I CORP.

Date: August 13, 2026	By:	/s/ Chinh Chu
	Name:	Chinh Chu
	Title:	President
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Thomas Boychuk
	Name:	Thomas Boychuk
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)