Form 10-Q
period 2026-09-30
Velos Acquisition I Corp.
filed 2026-11-13
CIK 2016072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

(212) 355-5515

(Issuer’s telephone number)

N/A

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

As of November 10, 2026, there were 23,481,911 Class A ordinary shares, $0.0001 par value per share, and 0 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

VELOS ACQUISITION I CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

VELOS ACQUISITION I CORP.

CONDENSED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash	$555,682	$1,175,051
Prepaid expenses, current	290,701	124,844
Due from related party	527	527
Total current assets	846,910	1,300,422
Investments held in Trust Account	177,040,756	306,880,908
Total Assets	$177,887,666	$308,181,330

Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities
Accrued expenses	$441,470	$4,796,309
Convertible promissory note – related party	2,500,000	2,500,000
Promissory notes – related party	4,600,000	—
Total current liabilities	7,541,470	7,296,309
Deferred underwriting fee payable	13,400,000	13,400,000
Total Liabilities	20,941,470	20,696,309

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 16,294,411 and 28,750,000 shares at redemption value of approximately $10.87 and $10.67 per share as of September 30, 2026 and December 31, 2025, respectively	177,040,756	306,880,908

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 7,187,500 and none issued and outstanding (excluding 16,294,411 and 28,750,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	719	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; none and 7,187,500 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	719
Additional paid-in capital	1,842,636	—
Accumulated deficit	(21,937,915)	(19,396,606)
Total Shareholders’ Deficit	(20,094,560)	(19,395,887)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$177,887,666	$308,181,330

The accompanying notes are an integral part of these unaudited condensed financial statements.

VELOS ACQUISITION I CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative costs	$369,909	$2,868,287	$1,812,943	$3,913,871
Loss from operations	(369,909)	(2,868,287)	(1,812,943)	(3,913,871)

Other Income (Expense)
Compensation expense	—	(765,773)	(610,750)	(811,500)
Non-redemption agreements expense	(2,083,554)	—	(2,083,554)	—
Interest earned on investments held in Trust Account	1,870,359	3,142,667	7,308,961	9,331,539
Gain on extinguishment of liabilities	95,579	—	95,579	—
Total other income (expense)	(117,616)	2,376,894	4,710,236	8,520,039
Net income (loss)	$(487,525)	$(491,393)	$2,897,293	$4,606,168

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption	18,866,761	28,750,000	25,419,385	28,750,000

Basic and diluted net income (loss) per ordinary share, Class A ordinary shares subject to possible redemption	$(0.02)	$(0.01)	$0.09	$0.13

Weighted average shares outstanding of non-redeemable Class A ordinary shares	5,703,125	—	1,921,932	—

Basic and diluted net income (loss) per ordinary share, non-redeemable Class A ordinary shares	$(0.02)	—	$0.09	—

Weighted average shares outstanding of Class B ordinary shares	1,484,375	7,187,500	5,265,568	7,187,500

Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$(0.02)	$(0.01)	$0.09	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

VELOS ACQUISITION I CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	—	$—	7,187,500	$719	$—	$(19,396,606)	$(19,395,887)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,698,384)	(2,698,384)
Net income	—	—	—	—	—	1,713,069	1,713,069
Balance – March 31, 2026 (unaudited)	—	—	7,187,500	719	—	(20,381,921)	(20,381,202)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(2,740,218)	(2,740,218)
Net income	—	—	—	—	—	1,671,749	1,671,749
Balance – June 30, 2026 (unaudited)	—	—	7,187,500	719	—	(21,450,390)	(21,449,671)
Conversion of Class B ordinary shares to Class A ordinary shares	7,187,500	719	(7,187,500)	(719)	—	—	—
Fair value of Private Placement Warrants transferred by Sponsor to Voting and Non-Redemption Shareholders	—	—	—	—	2,083,554	—	2,083,554
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(240,918)	—	(240,918)
Net loss	—	—	—	—	—	(487,525)	(487,525)
Balance – September 30, 2026 (unaudited)	7,187,500	$719	—	$—	$1,842,636	$(21,937,915)	$(20,094,560)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2024	—	$—	7,187,500	$719	$—	$(12,936,131)	$(12,935,412)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,085,128)	(3,085,128)
Net income	—	—	—	—	—	2,913,268	2,913,268
Balance – March 31, 2025 (unaudited)	—	—	7,187,500	719	—	(13,107,991)	(13,107,272)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,103,744)	(3,103,744)
Net income	—	—	—	—	—	2,184,293	2,184,293
Balance – June 30, 2025 (unaudited)	—	—	7,187,500	719	—	(14,027,442)	(14,026,723)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(3,142,666)	(3,142,666)
Net loss	—	—	—	—	—	(491,393)	(491,393)
Balance – September 30, 2025 (unaudited)	—	$—	7,187,500	$719	$—	$(17,661,501)	$(17,660,782)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VELOS ACQUISITION I CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Cash Flows from Operating Activities:
Net income	$2,897,293	$4,606,168
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through promissory note	―	51,898
Payment of general and administrative costs through advance from related party	―	24,440
Non-redemption agreements expense	2,083,554	―
Interest earned on investments held in Trust Account	(7,308,961)	(9,331,539)
Gain on extinguishment of liabilities	(95,579)	―
Changes in operating assets and liabilities:
Other assets	―	41,250
Due from related party	―	(527)
Prepaid expenses	(165,857)	90,236
Accrued expenses	(4,259,260)	4,060,675
Net cash used in operating activities	(6,848,810)	(457,399)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for working capital purposes	1,629,441	―
Cash withdrawn from Trust Account in connection with redemptions	135,519,672	―
Net cash provided by investing activities	137,149,113	―

Cash Flows from Financing Activities:
Repayment of advances from related party	―	(430,655)
Proceeds from promissory notes - related party	4,600,000	2,000,000
Payment of offering costs	―	(250,000)
Redemption of Class A ordinary shares	(135,519,672)	―
Net cash (used in) provided by financing activities	(130,919,672)	1,319,345

Net Change in Cash	(619,369)	861,946
Cash – Beginning of period	1,175,051	821,188
Cash – End of period	$555,682	$1,683,134

The accompanying notes are an integral part of these unaudited condensed financial statements.

VELOS ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from March 12, 2024 (inception) through September 30, 2026, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the search for a Business Combination, which is described below and in Note 6. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Also on May 27, 2025, the Sponsor entered into an agreement to purchase 3,293,750 additional Private Placement Warrants of the Company from Cantor Fitzgerald & Co. (the “Cantor Warrants”) for an aggregate purchase price of $10, which was consummated on May 27, 2025, upon which Cantor Fitzgerald & Co. delivered to the Sponsor an assignment of the Cantor Warrants. As a result, following the transactions contemplated by the 2025 Securities Purchase Agreement as of May 27, 2025 and the Sponsor’s purchase of the Cantor Warrants, the Sponsor owned 100% of the Private Placement Warrants.

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

VELOS ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Following the closing of the Initial Public Offering, on August 2, 2024, an amount of $288,937,500 ($10.05 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in the trust account (the “Trust Account”), which may only be held as cash or invested in (i) U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations or (ii) an interest bearing bank demand deposit account or other accounts at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the board of directors (the “Board”) may approve (note that on July 17, 2026, the Company’s shareholders approved a twelve month extension of such 24-month period to August 2, 2027 [the “Completion Window”], see July 2026 Meeting and Articles Amendments, below), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Articles”) to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Simultaneously with the entry into the Termination Agreement, the Company entered into Securities Purchase Agreements (collectively, the “2026 Securities Purchase Agreements”) with the Sponsor, ReserveOne, Pubco and certain investors named therein (collectively, the “SPA Investors”). Pursuant to the 2026 Securities Purchase Agreements, upon the effectiveness of certain amendments to the Company’s Articles (see July 2026 Meeting and Articles Amendments, below), among other things, the Sponsor agreed to sell, and the SPA Investors agreed to purchase, an aggregate of 4,279,275 Class A ordinary shares issuable upon the conversion of the Sponsor’s Class B ordinary shares, which pursuant to the 2026 Securities Purchase Agreements, the Sponsor has agreed to convert to Class A ordinary shares and which the parties have agreed to continue to treat as “Founder Shares” as described in the 2026 Securities Purchase Agreements (see Note 5. Related Party Transactions – Founder Shares.). On July 20, 2026, the SPA Investors purchased these Class A ordinary shares for a price per share equal to $3.33 (such purchased shares, the “Transferred Shares”) resulting in aggregate gross proceeds to the Sponsor of $14,250,000.

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

Also on June 12, 2026, the Company, the Sponsor, ReserveOne and Pubco entered into Voting Support and Non-Redemption Agreements (the “Voting and Non-Redemption Agreements”) with certain investors (such investors entering the Voting and Non-Redemption Agreements, collectively, the “Voting and Non-Redemption Shareholders”) pursuant to which the Voting and Non-Redemption Shareholders agreed not to redeem up to an aggregate of approximately 16,000,000 Class A ordinary shares in connection with the extraordinary general meeting of shareholders held on July 17, 2026 (the “July 2026 Meeting”) to consider certain amendments to the Company’s Articles (see July 2026 Meeting and Articles Amendments, below). Pursuant to the Voting and Non-Redemption Agreements, the Voting and Non-Redemption Shareholders agreed to vote (and did vote) in favor of the proposals to amend the Company’s Articles at the July 2026 Meeting. The Voting and Non-Redemption Agreements provide that the Sponsor will transfer up to an aggregate of 8 million Private Placement Warrants held by the Sponsor to the Voting and Non-Redemption Shareholders in consideration for the Voting and Non-Redemption Shareholders’ agreement to hold and not redeem their Class A ordinary shares in connection with the Amendments (following the July 2026 Meeting, the Sponsor transferred 7,612,155 Private Placement Warrants to the Voting and Non-Redemption Shareholders).

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

VELOS ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Shareholder Redemptions

Additionally, in connection with the July 2026 Meeting, shareholders holding an aggregate of 12,455,589 Class A ordinary shares exercised their right to redeem their shares for approximately $10.88 per share, or an aggregate of $135,519,672, from the funds held in the Company’s Trust Account. Following such redemptions, the Company had an aggregate of 23,481,911 Ordinary Shares outstanding, of which 16,294,411 were Class A ordinary shares and 7,187,500 were Class B ordinary shares.

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

The Company accounted for the transfer of the 7,612,155 Private Placement Warrants by the Sponsor to the Voting and Non-Redemption Shareholders as a capital contribution by the Sponsor to induce the Voting and Non-Redemption Shareholders to hold and not redeem their Class A ordinary shares, in accordance with SEC Staff Accounting Bulletin Topic 5T, “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).” The aggregate fair value of the transferred Private Placement Warrants of $2,083,554, or approximately $0.27 per warrant, was recognized as non-redemption agreements expense in the unaudited condensed statements of operations for the three and nine months ended September 30, 2026, with a corresponding credit to additional paid-in capital. The Company determined that the fair value of the 4,279,275 Transferred Shares sold by the Sponsor to the SPA Investors did not exceed the $3.33 per share purchase price paid by the SPA Investors and, accordingly, no amount was recognized in connection with the 2026 Securities Purchase Agreements (see Note 8. Fair Value Measurements).

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

The Company received aggregate proceeds of $5,129,441.10 from the Interest Withdrawal and the initial borrowing under the July 2026 Note. The Company used approximately $4.3 million of these proceeds to pay off a combination of existing and ordinary course liabilities as of July 20, 2026. The remaining proceeds were retained by the Company for general working capital.

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

Going Concern, Liquidity and Capital Resources

As of September 30, 2026, the Company had $555,682 in cash and working capital deficit of $6,694,560. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the Company’s liquidity concerns and mandatory liquidation date of August 2, 2027, raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Completion Window. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

VELOS ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

On February 18, 2026, the Company issued a promissory note (the “February 2026 Note”) to the Sponsor, pursuant to which the Company can borrow up to an aggregate principal amount of $2,000,000 from the Sponsor. On February 18, 2026, the Company borrowed $600,000 under the February 2026 Note and on March 27, 2026 the Company borrowed an additional $500,000 under the February 2026 Note. As of September 30, 2026, the outstanding principal balance under the February 2026 Note was $1,100,000. The proceeds of the February 2026 Note will be used to provide the Company with general working capital.

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

On July 21, 2026, the Company issued a promissory note (the “July 2026 Note”) to the Sponsor, pursuant to which the Sponsor may lend to the Company up to an aggregate principal amount of $4,000,000. On July 21, 2026, the Company borrowed $3,500,000 under the July 2026 Note. As of September 30, 2026, the outstanding principal balance under the July 2026 Note was $3,500,000. The proceeds of the July 2026 Note will be used to pay off existing liabilities as of July 20, 2026 and for general working capital.

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

As of September 30, 2026, the aggregate outstanding principal balance under the February 2026 Note and the July 2026 Note was $4,600,000, which is presented as promissory notes – related party on the accompanying condensed balance sheet.

Management plans to address the substantial doubt described above through additional borrowings from the Sponsor, including the remaining $900,000 available under the February 2026 Note and up to $500,000 that the Sponsor may lend under the July 2026 Note, and, if necessary, Working Capital Loans (see Note 5. Related Party Transactions), which the Sponsor and its affiliates are not obligated to provide, and through the consummation of an initial Business Combination within the Completion Window. There is no assurance that such financing will be available or that an initial Business Combination will be completed within the Completion Window and, accordingly, management’s plans do not alleviate the substantial doubt about the Company’s ability to continue as a going concern.

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

VELOS ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 12, 2026. The interim results for the three and nine months ended September 30, 2026 and 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $555,682 and $1,175,051 in cash as of September 30, 2026 and December 31, 2025, respectively. The Company had no cash equivalents as of September 30, 2026 and December 31, 2025.

Investments Held in Trust Account

At September 30, 2026 and December 31, 2025, the assets held in the Trust Account, amounting to $177,040,756 and $306,880,908, respectively, were held in mutual funds composed of U.S. treasury securities. Investments in mutual funds are presented on the condensed balance sheets at fair value at the end of each reporting period. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Convertible Promissory Note – Related Party

The Company accounts for the promissory note issued on June 16, 2025 to the Sponsor under ASC Topic 470 and is measured at amortized cost. The 2025 Note was issued at par and did not include any discount or premium at issuance. Accordingly, the initial carrying value of the 2025 Note was equal to the cash proceeds received from the holder, and the 2025 Note was recorded at its principal amount on the issuance date. The embedded conversion feature was evaluated under ASC Topic 815 and determined to meet the “own equity” scope exception and therefore bifurcation is not required. No other embedded features require separate recognition. The Company did not elect the fair value option under ASC 825.

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

The Company accounts for income taxes under ASC 740. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Non-Redemption Agreements

The Company accounts for Company securities transferred by the Sponsor to investors in exchange for the investors’ agreement to hold and not redeem their Class A ordinary shares as a capital contribution by the Sponsor in accordance with SEC Staff Accounting Bulletin Topic 5T. The fair value of the securities transferred is recognized as an expense in the statements of operations, with a corresponding credit to additional paid-in capital. For the three and nine months ended September 30, 2026, the Company recognized non-redemption agreements expense of $2,083,554 related to the transfer of 7,612,155 Private Placement Warrants by the Sponsor to the Voting and Non-Redemption Shareholders (see Note 1. Description of Organization and Business Operations and Note 8. Fair Value Measurements).

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

At September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, December 31, 2024	$294,617,243
Plus:
Accretion for Class A ordinary shares to redemption amount	12,263,665
Class A ordinary shares subject to possible redemption, December 31, 2025	306,880,908
Plus:
Accretion for Class A ordinary shares to redemption amount	2,698,384
Class A ordinary shares subject to possible redemption, March 31, 2026	309,579,292
Plus:
Accretion for Class A ordinary shares to redemption amount	2,740,218
Class A ordinary shares subject to possible redemption, June 30, 2026	312,319,510
Less:
Redemption of Class A ordinary shares	(135,519,672)
Plus:
Accretion for Class A ordinary shares to redemption amount (net of interest withdrawn for working capital purposes)	240,918
Class A ordinary shares subject to possible redemption, September 30, 2026	$177,040,756

VELOS ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has three classes of shares, which are referred to as Class A ordinary shares subject to possible redemption, non-redeemable Class A ordinary shares and Class B ordinary shares (the non-redeemable Class A ordinary shares consist of the 7,187,500 Class A ordinary shares issued upon the conversion of the Class B ordinary shares on July 20, 2026, and no Class B ordinary shares were outstanding as of September 30, 2026), and the Company’s income and losses are shared pro rata among the classes of shares outstanding for the three and nine months ended September 30, 2026 and 2025. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

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

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each period presented:

	For the Three Months Ended September 30, 2026			For the Nine Months Ended September 30, 2026
	Class A Redeemable	Non-redeemable Class A	Class B	Class A Redeemable	Non-redeemable Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$(353,033)	$(106,716)	$(27,776)	$2,258,646	$170,774	$467,873
Denominator:
Basic and diluted weighted average ordinary shares outstanding	18,866,761	5,703,125	1,484,375	25,419,385	1,921,932	5,265,568
Basic and diluted net income (loss) per ordinary share	$(0.02)	$(0.02)	$(0.02)	$0.09	$0.09	$0.09

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Class A Redeemable	Class B	Class A Redeemable	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$(393,114)	$(98,279)	$3,684,934	$921,234
Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,750,000	7,187,500	28,750,000	7,187,500
Basic and diluted net income (loss) per ordinary share	$(0.01)	$(0.01)	$0.13	$0.13

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

VELOS ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement, as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statement disclosures.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which clarifies the interim disclosure requirements and the applicability of Topic 270 for public business entities. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-11 on its interim financial statement disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Warrants

As of September 30, 2026 and December 31, 2025, there were 22,712,500 warrants outstanding, including 14,375,000 warrants sold as part of the Units in the Initial Public Offering and 8,337,500 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

VELOS ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Pursuant to the Voting and Non-Redemption Agreements the Sponsor agreed to transfer certain Private Placement Warrants to the Voting and Non-Redemption shareholders and did so transfer 7,612,155 Private Placement Warrants on July 20, 2026. The Company recognized the $2,083,554 fair value of the transferred Private Placement Warrants as non-redemption agreements expense, with a corresponding credit to additional paid-in capital as a capital contribution by the Sponsor. See Note 1. Description of Organization and Business Operations – Mutual Termination Agreement and Related Agreements, and Note 1. Description of Organization and Business Operations – Sponsor Conversion and Sale of Class B Ordinary Shares and Transfer of Private Placement Warrants.

VELOS ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

On July 20, 2026, following the redemptions in connection with the July 2026 Meeting and pursuant to the 2026 Securities Purchase Agreements and the Voting and Non-Redemption Agreements, the Sponsor converted all 7,187,500 of its Class B ordinary shares into Class A ordinary shares on a one-for-one basis, which continue to be treated as founder shares, and sold 4,279,275 of such Class A ordinary shares to the SPA Investors (see Note 1. Description of Organization and Business Operations – Sponsor Conversion and Sale of Class B Ordinary Shares and Transfer of Private Placement Warrants).

Convertible Promissory Note — Related Party

The Original Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due on demand. As of the Initial Public Offering, the loan was repaid and was no longer available to be drawn upon.

On June 16, 2025, the Company issued the 2025 Note to the Sponsor, pursuant to which the Company can borrow up to an aggregate principal amount of $2,500,000 from the Sponsor. The 2025 Note bears no interest and is payable in full upon the consummation of the Company’s initial Business Combination (the “Maturity Date”). A failure to pay the principal on the Maturity Date shall be deemed an event of default, in which case the 2025 Note may be accelerated. Upon consummation of a Business Combination, Sponsor shall have the option, but not the obligation, to convert up to $1,500,000 of the outstanding unpaid principal balance under the 2025 Note, into Private Placement Warrants at the purchase price of $1.00 per Private Placement Warrant, each such Private Placement Warrant exercisable to purchase one Class A ordinary share of the Company at $11.50 per share, subject to adjustment. If the Company does not consummate an initial Business Combination, the 2025 Note will be repaid solely to the extent the Company has funds available outside its trust account established in connection with the Company’s initial public offering. On June 18, 2025, September 19, 2025 and December 22, 2025, the Company borrowed $500,000, $1,500,000 and $500,000, respectively, under the 2025 Note. The proceeds of the 2025 Note will be used to provide the Company with general working capital. As of September 30, 2026 and December 31, 2025, there was $2,500,000 outstanding under the 2025 Note.

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

VELOS ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Promissory Notes – Related Party

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

As of September 30, 2026, and December 31, 2025, the Company had $1,100,000 and $0 outstanding under the February 2026 Note, respectively.

On July 21, 2026, the Company issued the July 2026 Note to the Sponsor, pursuant to which the Sponsor may lend to the Company up to an aggregate principal amount of $4,000,000. On July 21, 2026, the Company borrowed $3,500,000 under the July 2026 Note. The proceeds of the July 2026 Note were used to pay off existing liabilities as of July 20, 2026 and for general working capital. The July 2026 Note bears no interest and is payable in full upon the Maturity Date. If the Company does not consummate an initial Business Combination, the July 2026 Note will be repaid solely to the extent the Company has funds available outside the Trust Account.

As of September 30, 2026 and December 31, 2025, the Company had $3,500,000 and $0 outstanding under the July 2026 Note, respectively.

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

Due from Related Party

As of September 30, 2026, the Company recorded a balance of $527 due from related party. The balance arose from an overpayment made in connection with amounts due under a promissory note with the Original Sponsor.

Non-Employee Director Compensation

On June 26, 2025, the Company adopted a Non-Employee Director Compensation Plan to attract and retain highly qualified individuals to serve as non-employee directors. Effective October 1, 2025, the Company began making cash payments to its non-employee directors for board service, with payments made in arrears to cover services provided since June 2025. For the three and nine months ended September 30, 2026, the Company recognized $0 and $610,750, respectively, in director compensation expense within its unaudited condensed statements of operations. For the three and nine months ended September 30, 2025, the Company recognized $765,773 and $811,500, respectively, in director compensation expense within its unaudited condensed statements of operations. The related accrued compensation, included in accrued expenses on the condensed balance sheets, was $0 and $891,500 as of September 30, 2026 and December 31, 2025, respectively. The Non-Employee Director Compensation Plan was terminated on June 16, 2026, and no further compensation is payable under the Non-Employee Director Compensation Plan.

Securities Purchase Agreement

On June 12, 2026, the Company entered into the 2026 Securities Purchase Agreements with the Sponsor, ReserveOne, Pubco and the SPA Investors. Pursuant to the 2026 Securities Purchase Agreements, upon the effectiveness of certain amendments to the Articles, among other things, the Sponsor has agreed to sell, and the SPA Investors have agreed to purchase an aggregate of 4,279,275 Class A ordinary shares issuable upon the conversion of the Sponsor’s Class B ordinary shares, which pursuant to the 2026 Securities Purchase Agreements, the Sponsor has agreed to convert to Class A ordinary shares and which the parties have agreed to continue to treat as “Founder Shares” as described in the 2026 Securities Purchase Agreements. On July 20, 2026, the SPA Investors purchased these Class A ordinary shares for a price per share equal to $3.33 (such purchased shares, the “Transferred Shares”) resulting in aggregate gross proceeds to the Sponsor of $14,250,000 (see Note 1. Description of Organization and Business Operations – Mutual Termination Agreement and Related Agreements). The Company determined that the fair value of the Transferred Shares did not exceed the $3.33 per share purchase price paid by the SPA Investors and, accordingly, no expense or capital contribution was recognized in connection with the 2026 Securities Purchase Agreements.

VELOS ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Equity PIPE Subscription Agreement

Contemporaneously with the execution of the Business Combination Agreement, on July 7, 2025, the Equity PIPE Investors entered into the Equity PIPE Subscription Agreements, pursuant to which the Equity PIPE Investors agreed to purchase up to an aggregate of $500,000,000 of (a) either (i) ReserveOne Common Shares or (ii) in the event the issuance of ReserveOne Common Shares would, in the opinion of the Company, ReserveOne or Pubco on the advice of any of their respective legal counsel, adversely affect the treatment of the transactions under Section 351 of the Code, the Equity PIPE Shares and (b) either (i) ReserveOne Warrants or (ii) PIPE Warrants at an aggregate purchase price of $10.00, which $10.00 would have entitled Equity PIPE Investors to one Equity PIPE Share and one PIPE Warrant, in the Equity PIPE. The Equity PIPE Subscription Agreements were terminated on June 12, 2026 (see Note 1. Description of Organization and Business Operations – Mutual Termination Agreement and Related Agreements).

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Voting and Non-Redemption Agreements

On June 12, 2026, the Company, the Sponsor, ReserveOne and Pubco entered into Voting Support and Non-Redemption Agreements (the “Voting and Non-Redemption Agreements”) with certain investors (such investors entering the Voting and Non-Redemption Agreements, collectively, the “Voting and Non-Redemption Shareholders”) pursuant to which the Voting and Non-Redemption Shareholders have agreed not to redeem up to an aggregate of approximately 16,000,000 Class A ordinary shares in connection with certain amendments to the Company’s Articles that were put forth to the Company’s shareholders at the July 2026 Meeting (see Note 1. Description of Organization and Business Operations – July 2026 Meeting and Articles Amendments). Pursuant to the Voting and Non-Redemption Agreements, the Voting and Non-Redemption Shareholders agreed to vote in favor of the amendment proposals at the July 2026 Meeting. The Voting and Non-Redemption Agreements provide that the Sponsor would transfer up to an aggregate of 8 million Private Placement Warrants held by the Sponsor to the Voting and Non-Redemption Shareholders in consideration for the Voting and Non-Redemption Shareholders’ agreement to hold and not redeem their Class A ordinary shares in connection with the proposed amendments to the Company’s Articles at the July 2026 Meeting (following the July 2026 Meeting, the Sponsor transferred 7,612,155 Private Placement Warrants to the Voting and Non-Redemption Shareholders). For the three and nine months ended September 30, 2026, the Company recognized non-redemption agreements expense of $2,083,554, representing the fair value of the transferred Private Placement Warrants, with a corresponding credit to additional paid-in capital (see Note 8. Fair Value Measurements).

VELOS ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2026, there were 7,187,500 Class A ordinary shares issued and outstanding (all of which were issued upon the conversion of the Class B ordinary shares on July 20, 2026 and continue to be treated as founder shares), excluding 16,294,411 Class A ordinary shares subject to possible redemption. At December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 28,750,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no Class B ordinary shares and 7,187,500 Class B ordinary shares issued and outstanding, respectively. On July 20, 2026, the Sponsor converted all 7,187,500 Class B ordinary shares into Class A ordinary shares on a one-for-one basis (see Note 1. Description of Organization and Business Operations – Sponsor Conversion and Sale of Class B Ordinary Shares and Transfer of Private Placement Warrants). As a result, all of the Class B ordinary shares have been converted into Class A ordinary shares, and no Class B ordinary shares remain issued or outstanding. The founder shares included an aggregate of up to 937,500 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On August 1, 2024, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 937,500 founder shares were no longer subject to forfeiture.

Prior to their conversion, the founder shares were to automatically convert into Class A ordinary shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as provided in the Company’s Articles. On July 20, 2026, pursuant to the 2026 Securities Purchase Agreements and the Voting and Non-Redemption Agreements, the Sponsor converted all 7,187,500 founder shares into Class A ordinary shares on a one-for-one basis. The Class A ordinary shares issued upon such conversion are not “Public Shares” as defined in the Articles and continue to be treated as founder shares, including the 4,279,275 Transferred Shares sold to the SPA Investors on July 20, 2026 (see Note 5. Related Party Transactions – Founder Shares). Accordingly, as of September 30, 2026, there were no Class B ordinary shares outstanding subject to conversion in connection with the initial Business Combination.

Holders of record of the Company’s Class A ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders.

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

VELOS ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. There were no transfers between levels of fair value hierarchy during the nine months ended September 30, 2026 and year ended December 31, 2025.

September 30, 2026

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – mutual funds	$177,040,756	$—	$—

December 31, 2025

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account – mutual funds	$306,880,908	$—	$—

The Private Placement Warrants transferred by the Sponsor to the Voting and Non-Redemption Shareholders were measured at fair value on a non-recurring basis as of July 17, 2026, the date the Amendments became effective, using Level 3 inputs. The Company determined July 17, 2026 to be the measurement date because, upon shareholder approval and effectiveness of the Amendments on that date, the conditions giving rise to the Sponsor’s obligation to transfer the Private Placement Warrants were satisfied. The fair value of the transferred Private Placement Warrants was determined based on the last reported trading price of the Public Warrants prior to the measurement date of $0.37 per warrant, reduced by a discount for lack of marketability of approximately 26.0% to reflect that the transferred Private Placement Warrants are unregistered and may not be publicly resold until a resale registration statement becomes effective following the completion of an initial Business Combination. The discount for lack of marketability was estimated using the Finnerty model, weighted across scenarios for the timing of an initial Business Combination, using a volatility of approximately 123.7% and a weighted average expected term of approximately 1.26 years. The resulting fair value of approximately $0.27 per warrant, or $2,083,554 in the aggregate for 7,612,155 Private Placement Warrants, was recognized as non-redemption agreements expense.

The Company determined that the fair value of the 4,279,275 Transferred Shares sold by the Sponsor to the SPA Investors pursuant to the 2026 Securities Purchase Agreements did not exceed the $3.33 per share purchase price paid by the SPA Investors. This conclusion was corroborated by a probability-weighted analysis, which considered the Class A ordinary share price of $10.88 as of July 17, 2026 and an estimated probability of completing an initial Business Combination of 15%, and indicated a value of approximately $1.63 per share. Accordingly, no amount was recognized in connection with the 2026 Securities Purchase Agreements.

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

VELOS ACQUISITION I CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative costs	$369,909	$2,868,287	$1,812,943	$3,913,871
Interest earned on investments held in Trust Account	$1,870,359	$3,142,667	$7,308,961	$9,331,539

	September 30, 2026	December 31, 2025
Cash	$555,682	$1,175,051
Investments held in Trust Account	$177,040,756	$306,880,908

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

On November 10, 2026, the Company’s resale registration statement on Form S-1 (SEC File No. 333-298580 (the “Resale S-1”) was declared effective by the SEC. The Resale S-1 relates to the resale from time to time by the selling securityholders named therein of the Class A ordinary shares acquired by the selling securityholders from Cantor Fitzgerald & Co. in March 2026 in privately negotiated transactions.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As such, the Company entered into the 2026 Securities Purchase Agreements, the Voting and Non-Redemption Agreements, and Voting Agreements with various third parties to ensure that the Company had the support to secure an extension of the time needed to complete its initial Business Combination (an “Extension”) (see Note 1. Description of Organization and Business Operations – Mutual Termination Agreement and Related Agreements). As approval of an Extension required approval of the holders of the Company’s Ordinary Shares, the Company’s Board called for a meeting of the Company’s Ordinary Share holders on July 17, 2026 to consider the Articles Amendment Proposals to approve the Amendments to provide for an extension and other items that the Company’s Board deemed to be in the Company’s best interests to facilitate an initial Business Combination, including the Extension Proposal, the Trust Interest Withdrawal Proposal, the Name Change Proposal, the Fairness Opinion Proposal, and the Trust Agreement Amendment Proposal (see Note 1. Description of Organization and Business Operations – July 2026 Meeting and Articles Amendments). At the July 2026 Meeting, holders of the Company’s issued and outstanding Ordinary Shares entitled to vote at the July 2026 Meeting approved each of the Articles Amendment Proposals and the Trust Agreement Amendment Proposals. The Amendments were immediately effective upon approval by the Ordinary Shareholders under Cayman Islands law.

As a result of the approval of the Extension Proposal, the Company now has until August 2, 2027 to complete its initial Business Combination.

In connection with the July 2026 Meeting shareholders holding an aggregate of 12,455,589 Class A ordinary shares exercised their right to redeem their shares for approximately $10.88 per share from the funds held in the Company’s Trust Account, leaving approximately $177,286,938 in cash in the Trust Account after satisfaction of such redemptions. Following such redemptions, the Company had an aggregate of 23,481,911 Ordinary Shares outstanding, of which 16,294,411 were Class A ordinary shares and 7,187,500 were Class B ordinary shares. Following the redemptions in connection with the Meeting, on July 20, 2026 the Sponsor converted 7,187,500 of its Class B ordinary shares into Class A ordinary shares (the “Converted Shares”). As such, as of the close of business on July 20, 2026 there were 23,481,911 Class A ordinary shares outstanding and no Shares of Class B ordinary shares outstanding.

February 2026 Note

On February 18, 2026, we issued a promissory note (the “February 2026 Note”) to the Sponsor, pursuant to which we can borrow up to an aggregate principal amount of $2,000,000 from the Sponsor. On February 18, 2026, we borrowed $600,000 under the February 2026 Note and on March 27, 2026 the Company borrowed an additional $500,000 under the February 2026 Note. As of September 30, 2026, the outstanding principal balance under the February 2026 Note was $1,100,000. The proceeds of the February 2026 Note will be used for general working capital purposes. The February 2026 Note bears no interest and is payable in full upon the consummation of our initial Business Combination.

July 2026 Note

On July 21, 2026, we issued the July 2026 Note to the Sponsor, pursuant to which the Sponsor may lend to us up to an aggregate principal amount of $4,000,000. On July 21, 2026, we borrowed $3,500,000 under the July 2026 Note. As of September 30, 2026, the outstanding principal balance under the July 2026 Note was $3,500,000. The proceeds of the July 2026 Note will be used to pay off existing liabilities as of July 20, 2026, and for general working capital.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 12, 2024 (inception), through September 30, 2026, were organizational activities, those necessary to prepare for the IPO, described below, identifying a target company for a Business Combination, and attempting to consummate our prior Business Combination Agreement. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net loss of $487,525, which consists of $1,870,359 from interest earned on investments held in the Trust Account and a $95,579 gain on extinguishment of liabilities resulting from a legal service provider’s waiver of the remaining balance of previously accrued legal fees, offset by $369,909 of general and administrative costs and $2,083,554 of non-redemption agreements expense related to the fair value of Private Placement Warrants transferred by the Sponsor to the Voting and Non-Redemption Shareholders.

For the nine months ended September 30, 2026, we had a net income of $2,897,293, which consists of $7,308,961 from interest earned on investments held in the Trust Account and a $95,579 gain on extinguishment of liabilities, partially offset by $1,812,943 of general and administrative costs, non-redemption agreements expense of $2,083,554 and compensation expense of $610,750.

For the three months ended September 30, 2025, we had a net loss of $491,393, which consists of $2,868,287 of general and administrative costs and compensation expense of $765,773, partially offset by $3,142,667 from interest earned on investments held in the Trust Account.

For the nine months ended September 30, 2025, we had a net income of $4,606,168, which consists of $9,331,539 from interest earned on investments held in the Trust Account, offset by $3,913,871 of general and administrative costs and compensation expense of $811,500.

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

As of September 30, 2026, we had investments held in the Trust Account of $177,040,756. In July 2026, following the effectiveness of the Trust Interest Withdrawal Amendment, we withdrew $1,629,441 of interest from the Trust Account for working capital purposes, and $135,519,672 was withdrawn from the Trust Account to pay redeeming shareholders in connection with the July 2026 Meeting. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

On June 16, 2025, we issued the 2025 Note to the Sponsor pursuant to which the Company has borrowed $2,500,000 from the Sponsor as of September 30, 2026. Up to $1,500,000 of the 2025 Note may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the Sponsor. The warrants will be identical to the Private Placement Warrants.

On February 18, 2026, the Company issued the February 2026 Note to the Sponsor, pursuant to which the Company can borrow up to an aggregate principal amount of $2,000,000 from the Sponsor. On February 18, 2026, the Company borrowed $600,000 under the February 2026 Note and on March 27, 2026 the Company borrowed an additional $500,000 under the February 2026 Note. As of September 30, 2026, the outstanding principal balance under the February 2026 Note was $1,100,000. The proceeds of the February 2026 Note will be used to provide the Company with general working capital.

On July 21, 2026, the Company issued the July 2026 Note to the Sponsor, pursuant to which the Sponsor may lend to the Company up to an aggregate principal amount of $4,000,000. On July 21, 2026, the Company borrowed $3,500,000 under the July 2026 Note. The proceeds of the July 2026 Note were used to pay off existing liabilities as of July 20, 2026 and for general working capital. As of September 30, 2026, the Company had $3,500,000 outstanding under the July 2026 Note.

As of September 30, 2026, we had cash of $555,682 and working capital deficit of $6,694,560. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements -Going Concern,” management has determined that our liquidity concerns and mandatory liquidation date of August 2, 2027 raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the period in which we have to complete our initial Business Combination. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

As of September 30, 2026, the Company had outstanding obligations related to convertible promissory notes, promissory notes payable to related parties, and deferred underwriting fees. Refer to the respective notes to the unaudited condensed financial statements for additional information regarding these obligations.

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

On February 18, 2026, we issued the February 2026 Note to the Sponsor, pursuant to which we can borrow up to an aggregate principal amount of $2,000,000 from the Sponsor. On February 18, 2026, we borrowed $600,000 under the February 2026 Note. On March 27, 2026 the Company borrowed an additional $500,000 under the February 2026 Note. As of September 30, 2026, the outstanding principal balance under the February 2026 Note was $1,100,000. The proceeds of the February 2026 Note will be used for general working capital purposes. The February 2026 Note bears no interest and is payable in full upon the consummation of our initial Business Combination.

On July 21, 2026, we issued the July 2026 Note to the Sponsor, pursuant to which the Sponsor may lend to us up to an aggregate principal amount of $4,000,000. On July 21, 2026, we borrowed $3,500,000 under the July 2026 Note. As of September 30, 2026, the outstanding principal balance under the July 2026 Note was $3,500,000. The July 2026 Note bears no interest and is payable in full upon the consummation of our initial Business Combination.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimate:

Valuation of Private Placement Warrants Transferred Pursuant to the Voting and Non-Redemption Agreements

In connection with the Voting and Non-Redemption Agreements, the Sponsor transferred 7,612,155 Private Placement Warrants to the Voting and Non-Redemption Shareholders. We accounted for the transfer as a capital contribution by the Sponsor and recognized non-redemption agreements expense of $2,083,554, equal to the estimated fair value of the transferred Private Placement Warrants as of July 17, 2026, with a corresponding credit to additional paid-in capital. Because the Private Placement Warrants are not publicly traded, their fair value was estimated using Level 3 inputs, beginning with the last reported trading price of the Public Warrants prior to the measurement date of $0.37 per warrant, reduced by a discount for lack of marketability of approximately 26.0% to reflect that the transferred Private Placement Warrants are unregistered and may not be publicly resold until a resale registration statement becomes effective following the completion of an initial Business Combination.

The discount for lack of marketability is the most significant judgment in the valuation. It was estimated using the Finnerty model, weighted across scenarios for the timing of the completion of an initial Business Combination and the subsequent registration of the warrants, and is sensitive to the assumed volatility of approximately 123.7%, based on the trading of the Public Warrants following the termination of the Business Combination Agreement, and the weighted average expected term of approximately 1.26 years. Had a discount for lack of marketability of 20% or 30% been applied, the non-redemption agreements expense would have been approximately $2,253,198 or $1,971,548, respectively. Had the Public Warrant trading price used been $0.33 or $0.40 per warrant, the non-redemption agreements expense would have been approximately $1,858,305 or $2,252,491, respectively.

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement, as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of ASU 2024-03 on our financial statement disclosures.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which clarifies the interim disclosure requirements and the applicability of Topic 270 for public business entities. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of ASU 2025-11 on our interim financial statement disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026. In addition, the volatility and disruption resulting from changes in the economic and strategic policies of the United States and from armed conflicts and political violence could lead to market disruptions, including significant volatility in commodity prices, import costs, credit and capital markets, as well as supply chain interruptions. These disruptions could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026, other than those described above.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the quarterly period covered by this Quarterly Report.

Use of Proceeds

For a description of the use of the proceeds generated in our Initial Public Offering, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, as filed with the SEC on November 13, 2024. Except as described below, there has been no material change in the planned use of proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

On July 17, 2026, at the July 2026 Meeting, the Company’s shareholders approved the Trust Interest Withdrawal Amendment and the Trust Agreement Amendment, which permit the Company to withdraw from the Trust Account interest earned on the funds held in the Trust Account in an amount equal to $0.10 for each Public Share that was not redeemed and remained outstanding immediately following the effective date of the amendments, of which (a) $1,000,000 will be used to fund working capital and pay certain ordinary course expenses of the Company and (b) any amounts in excess of $1,000,000 will be used to pay certain accrued liabilities and other expenses of the Company as permitted by the amendments. Following the effectiveness of the amendments, the Company withdrew $1,629,441.10 from the Trust Account, which was deposited into the Company’s operating bank account on July 22, 2026, for working capital purposes (see Note 1. Description of Organization and Business Operations – Trust Account Withdrawal, in Part I, Item 1 of this Quarterly Report).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c) Insider Trading Arrangements

During the three and nine months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amendment No. 1 to Amended and Restated Memorandum and Articles of Association of Velos Acquisition I Corp. (incorporated by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2026).
10.1	Promissory Note, dated July 21, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 21, 2026)
10.2	Amendment 1 to the Investment Management Trust Agreement between the Company and Continental Stock Transfer & Trust Company as the Trustee, dated July 17, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2026).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VELOS ACQUISITION I CORP.

Date: November 13, 2026	By:	/s/ Chinh Chu
	Name:	Chinh Chu
	Title:	President
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Thomas Boychuk
	Name:	Thomas Boychuk
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)